Form 10-Q
period 2024-06-30
Northwest Bancshares, Inc.
filed 2024-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
 OR
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
Common Stock ($0.01 par value), 127,371,199 shares outstanding as of July 31, 2024.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$228,433	122,260
Marketable securities available-for-sale (amortized cost of $1,202,354 and $1,240,003, respectively)	1,029,191	1,043,359
Marketable securities held-to-maturity (fair value of $663,292 and $699,506, respectively)	784,208	814,839
Total cash and cash equivalents and marketable securities	2,041,832	1,980,458

Loans held-for-sale	9,445	8,768
Loans held for investment	11,344,919	11,406,041
Allowance for credit losses	(125,070)	(125,243)
Loans receivable, net	11,229,294	11,289,566

FHLB stock, at cost	20,842	30,146
Accrued interest receivable	48,739	47,353
Real estate owned, net	74	104
Premises and equipment, net	128,208	138,838
Bank-owned life insurance	253,890	251,895
Goodwill	380,997	380,997
Other intangible assets, net	3,954	5,290
Other assets	277,723	294,458
Total assets	$14,385,553	14,419,105

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,581,699	2,669,023
Interest-bearing demand deposits	2,565,750	2,634,546
Money market deposit accounts	1,964,841	1,968,218
Savings deposits	2,148,727	2,105,234
Time deposits	2,826,362	2,602,881
Total deposits	12,087,379	11,979,902

Borrowed funds	242,363	398,895
Subordinated debt	114,364	114,189
Junior subordinated debentures	129,703	129,574
Advances by borrowers for taxes and insurance	52,271	45,253
Accrued interest payable	21,423	13,669
Other liabilities	181,452	186,306
Total liabilities	12,828,955	12,867,788

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,307,997 and 127,110,453 shares issued and outstanding, respectively	1,273	1,271
Additional paid-in capital	1,027,703	1,024,852
Retained earnings	657,706	674,686
Accumulated other comprehensive loss	(130,084)	(149,492)
Total shareholders’ equity	1,556,598	1,551,317
Total liabilities and shareholders’ equity	$14,385,553	14,419,105
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income:
Loans receivable	$153,954	132,724	303,525	256,469
Mortgage-backed securities	9,426	8,326	17,370	16,863
Taxable investment securities	728	841	1,522	1,686
Tax-free investment securities	457	667	948	1,367
FHLB stock dividends	498	844	1,105	1,534
Interest-earning deposits	1,791	594	2,623	1,017
Total interest income	166,854	143,996	327,093	278,936
Interest expense:
Deposits	52,754	21,817	100,440	33,055
Borrowed funds	7,259	13,630	16,574	24,868
Total interest expense	60,013	35,447	117,014	57,923
Net interest income	106,841	108,549	210,079	221,013
Provision for credit losses - loans	2,169	6,010	6,403	10,880
Provision/(benefit) for credit losses - unfunded commitments	(2,539)	2,920	(3,338)	3,046
Net interest income after provision for credit losses	107,211	99,619	207,014	207,087
Noninterest income:
Loss on sale of investments	(39,413)	(8,306)	(39,413)	(8,306)
Gain on sale of mortgage servicing rights	—	8,305	—	8,305
Gain on sale of SBA loans	1,457	832	2,330	1,111
Service charges and fees	15,527	14,833	31,050	28,022
Trust and other financial services income	7,566	6,866	14,693	13,315
Gain on real estate owned, net	487	785	544	893
Income from bank-owned life insurance	1,371	1,304	2,873	2,573
Mortgage banking income	901	1,028	1,353	1,552
Other operating income	3,255	4,150	5,684	6,301
Total noninterest (loss)/income	(8,849)	29,797	19,114	53,766
Noninterest expense:
Compensation and employee benefits	53,531	47,650	105,071	94,254
Premises and occupancy costs	7,464	7,579	15,091	15,050
Office operations	3,819	2,800	6,586	5,810
Collections expense	406	429	742	816
Processing expenses	14,695	14,648	29,420	28,998
Marketing expenses	2,410	2,856	4,559	5,748
Federal deposit insurance premiums	2,865	2,064	5,888	4,287
Professional services	3,728	3,804	7,793	8,562
Amortization of intangible assets	635	842	1,336	1,751
Real estate owned expense	57	83	123	264
Merger, asset disposition and restructuring expense	1,915	1,593	2,870	4,395
Other expenses	895	1,510	2,965	3,373
Total noninterest expense	92,420	85,858	182,444	173,308
Income before income taxes	5,942	43,558	43,684	87,545
Federal and state income taxes expense	1,195	10,514	9,774	20,822
Net income	$4,747	33,044	33,910	66,723
Basic earnings per share	$0.04	0.26	0.27	0.53
Diluted earnings per share	$0.04	0.26	0.27	0.52
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$4,747	33,044	33,910	66,723
Other comprehensive income/(loss) net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding losses, net of tax of $168, $3,771, $1,926 and $463, respectively	(3,391)	(17,719)	(9,089)	(4,702)
Reclassification adjustment for losses included in net income, net of tax of ($7,706), ($1,731), ($7,706) and ($1,731), respectively	26,789	5,636	26,789	5,636
Net unrealized holding gains/(losses) on marketable securities	23,398	(12,083)	17,700	934

Change in fair value of interest rate swaps, net of tax of ($96), ($508), ($726) and ($508), respectively	330	1,737	2,484	1,737

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $147, $152, $294 and $304, respectively	(388)	(382)	(776)	(764)

Other comprehensive income/(loss)	23,340	(10,728)	19,408	1,907

Total comprehensive income	$28,087	22,316	53,318	68,630
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2024	Shares	Amount
Beginning balance at March 31, 2024	127,253,189	$1,273	1,026,173	678,427	(153,424)	1,552,449

Comprehensive income:
Net income	—	—	—	4,747	—	4,747

Other comprehensive income, net of tax of ($7,487)	—	—	—	—	23,340	23,340

Total comprehensive income	—	—	—	4,747	23,340	28,087

Exercise of stock options	6,382	—	61	—	—	61

Stock-based compensation expense	57,892	—	1,469	—	—	1,469

Stock-based compensation forfeited	(9,466)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,468)	—	(25,468)

Ending balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2023	Shares	Amount
Beginning balance at March 31, 2023	127,065,400	$1,271	1,020,855	649,672	(158,523)	1,513,275

Comprehensive income:
Net income	—	—	—	33,044	—	33,044

Other comprehensive loss, net of tax of $1,684	—	—	—	—	(10,728)	(10,728)

Total comprehensive income/(loss)	—	—	—	33,044	(10,728)	22,316

Exercise of stock options	3,466	—	33	—	—	33

Stock-based compensation expense	40,727	1	1,300	—	—	1,301

Stock-based compensation forfeited	(20,630)	(1)	1	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,424)	—	(25,424)

Ending balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	33,910	—	33,910

Other comprehensive income, net of tax of ($13,918)	—	—	—	—	19,408	19,408

Total comprehensive income	—	—	—	33,910	19,408	53,318

Exercise of stock options	6,392	—	81	—	—	81

Stock-based compensation expense	203,978	2	2,770	—	—	2,772

Stock-based compensation forfeited	(12,826)	—	—	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,890)	—	(50,890)

Ending balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	66,723	—	66,723

Other comprehensive income, net of tax of ($1,472)	—	—	—	—	1,907	1,907

Total comprehensive income	—	—	—	66,723	1,907	68,630

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	41,684	1	497	—	—	498

Stock-based compensation expense	73,775	1	2,044	—	—	2,045

Stock-based compensation forfeited	(55,344)	(1)	1	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,829)	—	(50,829)

Ending balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income	$33,910	66,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,065	13,926
Loss on sale of investments	39,413	8,306
Net (gain)/loss on sale of assets	(5,468)	691
Mortgage banking activity	(1,625)	(30)
Gain on sale of SBA loans	(2,265)	(1,112)
Gain on sale of mortgage servicing rights	—	(8,305)
Net depreciation, amortization and accretion	10,975	8,798
Decrease/(increase) in other assets	9,938	(34,351)
Increase/(decrease) in other liabilities	8,375	(2,545)
Net amortization on marketable securities	852	1,724
Noncash compensation expense related to stock benefit plans	2,772	2,045
Noncash write-down of other assets	5,795	37
Deferred income tax expense	2,907	1,010
Origination of loans held-for-sale	(99,421)	(82,984)
Proceeds from sale of loans held-for-sale	102,134	78,822
Net cash provided by operating activities	111,357	52,755

Investing activities:
Purchase of marketable securities available-for-sale	(318,280)	(23,502)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	30,254	32,998
Proceeds from maturities and principal reductions of marketable securities available-for-sale	40,455	57,276
Proceeds from sale of marketable securities available-for-sale	275,585	101,229
Proceeds from bank-owned life insurance	874	1,633
Loan originations	(1,969,342)	(2,024,737)
Proceeds from sale of mortgage servicing rights	—	13,118
Proceeds from loan maturities and principal reductions	2,020,162	1,673,841
Net proceeds/(redemptions) of FHLB stock	9,304	(4,470)
Proceeds from sale of real estate owned	638	1,257
Purchases of premises and equipment, net	(1,988)	(1,330)
Net cash provided by/(used in) investing activities	87,662	(172,687)

Financing activities:
Net increase in deposits	107,477	197,847
Net decrease in short-term borrowings	(156,532)	(48,852)
Increase in advances by borrowers for taxes and insurance	7,018	9,530
Cash dividends paid on common stock	(50,890)	(50,829)
Proceeds from stock options exercised	81	498
Net cash (used in)/provided by financing activities	(92,846)	108,194
Net increase/(decrease) in cash and cash equivalents	$106,173	(11,738)

Cash and cash equivalents at beginning of period	$122,260	139,365
Net increase/(decrease) in cash and cash equivalents	106,173	(11,738)
Cash and cash equivalents at end of period	$228,433	127,627

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $81,238 and $30,790, respectively)	$109,260	56,218
Income taxes	13,972	24,106

Non-cash activities:
Loan foreclosures and repossessions	$2,294	1,803
Sale of real estate owned financed by the Company	—	70
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve System (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. Northwest operates 139 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

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

The results of operations for the quarter ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Recently Adopted Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Entities must make an accounting policy election to apply the proportional amortization method on a tax credit-program-by-tax-credit-program basis. The ASU’s amendments also remove the specialized guidance for low-income-housing tax credit ("LIHTC") investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other accounting standards. This guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applied on a modified retrospective or retrospective basis with the amendments to remove the specialized guidance for LIHTCs also being able to be applied on a prospective basis. This guidance was adopted on January 1, 2024 and did not have a material impact to the Company's financial statements.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$47,263	—	(10,292)	36,971

Debt issued by government-sponsored enterprises:
Due after one year through five years	185	—	(5)	180

Municipal securities:
Due after one year through five years	880	8	(3)	885
Due after five years through ten years	9,157	5	(1,565)	7,597
Due after ten years	58,872	13	(8,626)	50,259

Corporate debt issues:
Due after five years through ten years	14,373	20	(886)	13,507
Due after ten years	3,250	—	—	3,250

Mortgage-backed securities:
Fixed rate pass-through	228,855	83	(16,874)	212,064
Variable rate pass-through	4,093	24	(13)	4,104
Fixed rate agency CMOs	789,673	293	(135,258)	654,708
Variable rate agency CMOs	45,753	38	(125)	45,666
Total mortgage-backed securities	1,068,374	438	(152,270)	916,542
Total marketable securities available-for-sale	$1,202,354	484	(173,647)	1,029,191

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,135)	18,865
Due after ten years	49,383	—	(9,934)	39,449

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,986	—	(5,763)	40,223
Due after five years through ten years	386	—	(12)	374

Municipal securities:
Due after one year through five years	4,279	22	(427)	3,874
Due after five years through ten years	20,725	—	(1,437)	19,288
Due after ten years	60,762	125	(8,580)	52,307

Corporate debt issues:
Due after five years through ten years	8,466	—	(778)	7,688

Mortgage-backed securities:
Fixed rate pass-through	209,069	27	(25,222)	183,874
Variable rate pass-through	7,140	11	(71)	7,080
Fixed rate agency CMOs	789,842	—	(143,055)	646,787
Variable rate agency CMOs	23,965	38	(453)	23,550
Total mortgage-backed securities	1,030,016	76	(168,801)	861,291
Total marketable securities available-for-sale	$1,240,003	223	(196,867)	1,043,359

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$89,472	—	(10,845)	78,627
Due after five years through ten years	34,988	—	(5,645)	29,343

Mortgage-backed securities:
Fixed rate pass-through	140,245	—	(21,704)	118,541
Variable rate pass-through	414	—	(4)	410
Fixed rate agency CMOs	518,560	—	(82,714)	435,846
Variable rate agency CMOs	529	—	(4)	525
Total mortgage-backed securities	659,748	—	(104,426)	555,322
Total marketable securities held-to-maturity	$784,208	—	(120,916)	663,292

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$69,471	—	(8,100)	61,371
Due after five years through ten years	54,987	—	(8,700)	46,287

Mortgage-backed securities:
Fixed rate pass-through	147,874	—	(20,834)	127,040
Variable rate pass-through	449	1	—	450
Fixed rate agency CMOs	541,529	—	(77,694)	463,835
Variable rate agency CMOs	529	—	(6)	523
Total mortgage-backed securities	690,381	1	(98,534)	591,848
Total marketable securities held-to-maturity	$814,839	1	(115,334)	699,506

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at June 30, 2024 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$74	75
Due after one year through five years	11,289	11,185
Due after five years through ten years	8,021	7,022
Due after ten years	1,048,990	898,260
Total mortgage-backed securities	$1,068,374	916,542

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at June 30, 2024 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$102	100
Due after one year through five years	20,010	17,581
Due after five years through ten years	20,201	16,321
Due after ten years	619,435	521,320
Total mortgage-backed securities	$659,748	555,322

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	145,120	(26,787)	145,120	(26,787)
Municipal securities	13,977	(140)	39,354	(10,054)	53,331	(10,194)
Corporate issues	2,395	(38)	7,619	(848)	10,014	(886)
Mortgage-backed securities - agency	247,747	(1,059)	1,170,983	(255,637)	1,418,730	(256,696)
Total	$264,119	(1,237)	1,363,076	(293,326)	1,627,195	(294,563)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2024, which were comprised of 387 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of June 30, 2024, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2024.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2024 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2024.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,460	124,460
Mortgage-backed securities	659,748	659,748
Total marketable securities held-to-maturity	$784,208	784,208

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,189,086	134,982	3,324,068	3,283,299	144,886	3,428,185
Home equity loans	1,069,569	110,917	1,180,486	1,103,410	124,448	1,227,858
Vehicle loans	1,905,878	55,050	1,960,928	1,943,540	65,061	2,008,601
Consumer loans	113,860	5,270	119,130	111,446	5,980	117,426
Total Personal Banking	6,278,393	306,219	6,584,612	6,441,695	340,375	6,782,070

Commercial Banking:
Commercial real estate loans (4)	2,445,069	219,947	2,665,016	2,389,537	238,920	2,628,457
Commercial real estate loans - owner occupied	338,014	24,608	362,622	319,195	26,358	345,553
Commercial loans	1,712,839	29,275	1,742,114	1,623,481	35,248	1,658,729
Total Commercial Banking	4,495,922	273,830	4,769,752	4,332,213	300,526	4,632,739
Total loans receivable, gross	10,774,315	580,049	11,354,364	10,773,908	640,901	11,414,809

Allowance for credit losses	(119,575)	(5,495)	(125,070)	(118,079)	(7,164)	(125,243)
Total loans receivable, net (5)	$10,654,740	574,554	11,229,294	10,655,829	633,737	11,289,566
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $9 million of loans held-for-sale at June 30, 2024 and December 31, 2023.
(4) Includes $681,000 and $0 of loans held-for-sale at June 30, 2024 and December 31, 2023, respectively.
(5) Includes $65 million and $68 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2024 and December 31, 2023.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2024 (in thousands):

	Balance as of June 30, 2024	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$14,999	(2,375)	(252)	805	16,821
Home equity loans	5,210	(279)	(237)	392	5,334
Vehicle loans	21,364	1,767	(1,926)	462	21,061
Consumer loans	1,668	434	(635)	417	1,452
Total Personal Banking	43,241	(453)	(3,050)	2,076	44,668

Commercial Banking:
Commercial real estate loans	50,559	(3,785)	(500)	370	54,474
Commercial real estate loans - owner occupied	3,615	(453)	—	13	4,055
Commercial loans	27,655	6,860	(1,319)	414	21,700
Total Commercial Banking	81,829	2,622	(1,819)	797	80,229
Total	$125,070	2,169	(4,869)	2,873	124,897

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	—	—	—	1
Home equity loans	63	(1)	—	—	64
Total Personal Banking	64	(1)	—	—	65

Commercial Banking:
Commercial real estate loans	4,450	(1,768)	—	—	6,218
Commercial real estate loans - owner occupied	151	(3)	—	—	154
Commercial loans	9,120	(767)	—	—	9,887
Total Commercial Banking	13,721	(2,538)	—	—	16,259
Total off-balance sheet exposure	$13,785	(2,539)	—	—	16,324

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2024 (in thousands):

	Balance June 30, 2024	Current period provision	Charge-offs	Recoveries	Balance December 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$14,999	(3,774)	(414)	994	18,193
Home equity loans	5,210	(134)	(649)	590	5,403
Vehicle loans	21,364	(1,927)	(4,514)	894	26,911
Consumer loans	1,668	2,283	(2,620)	806	1,199
Total Personal Banking	43,241	(3,552)	(8,197)	3,284	51,706

Commercial Banking:
Commercial real estate loans	50,559	(712)	(849)	853	51,267
Commercial real estate loans - owner occupied	3,615	(181)	—	21	3,775
Commercial loans	27,655	10,848	(2,482)	794	18,495
Total Commercial Banking	81,829	9,955	(3,331)	1,668	73,537
Total	$125,070	6,403	(11,528)	4,952	125,243

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	(1)	—	—	2
Home equity loans	63	(2)	—	—	65
Total Personal Banking	64	(3)	—	—	67

Commercial Banking:
Commercial real estate loans	4,450	(1,697)	—	—	6,147
Commercial real estate loans - owner occupied	151	(22)	—	—	173
Commercial loans	9,120	(1,616)	—	—	10,736
Total Commercial Banking	13,721	(3,335)	—	—	17,056
Total off-balance sheet exposure	$13,785	(3,338)	—	—	17,123

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2024 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,324,068	14,999	6,403	1,390
Home equity loans	1,180,486	5,210	4,055	34
Vehicle loans	1,960,928	21,364	4,342	8
Consumer loans	119,130	1,668	267	570
Total Personal Banking	6,584,612	43,241	15,067	2,002

Commercial Banking:
Commercial real estate loans	2,665,016	50,559	73,989	185
Commercial real estate loans - owner occupied	362,622	3,615	983	—
Commercial loans	1,742,114	27,655	12,120	324
Total Commercial Banking	4,769,752	81,829	87,092	509

Total	$11,354,364	125,070	102,159	2,511

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended June 30, 2024 (in thousands):

		June 30, 2024
	Nonaccrual loans at January 1, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$8,727	5,803	600	6,403	1,390
Home equity loans	4,492	3,907	148	4,055	34
Vehicle loans	4,816	3,585	757	4,342	8
Consumer loans	229	257	10	267	570
Total Personal Banking	18,264	13,552	1,515	15,067	2,002

Commercial Banking:
Commercial real estate loans	71,297	52,491	21,498	73,989	185
Commercial real estate loans - owner occupied	676	983	—	983	—
Commercial loans	4,147	11,944	176	12,120	324
Total Commercial Banking	76,120	65,418	21,674	87,092	509

Total	$94,384	78,970	23,189	102,159	2,511

During the three and six months ended June 30, 2024, we did not recognize any interest income on nonaccrual loans.

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

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of June 30, 2024 (in thousands):

	Real estate	Equipment	Total
Commercial Banking:
Commercial real estate loans	67,688	1,485	69,173
Commercial loans	3,019	5,062	8,081
Total Commercial Banking	70,707	6,547	77,254

Total	$70,707	6,547	77,254

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$66,934	66,934
Commercial loans	150	150
Total Commercial Banking	67,084	67,084

Total	$67,084	67,084

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

	For the quarter ended June 30,
	2024			2023
	Term extension	Interest rate reduction	Total class of financing receivable	Term extension	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$15	—	0.00%	82	0.00%
Home equity loans	42	—	0.00%	118	0.01%
Total Personal Banking	57	—	0.00%	200	0.00%

Commercial Banking:
Commercial real estate loans - owner occupied	—	697	0.19%	—	—%
Total Commercial Banking	—	697	0.01%	—	—%

Total	$57	697	0.01%	200	0.00%

	For the six months ended June 30,
	2024					2023
	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	497	—	—	0.01%	262	—	0.01%
Home equity loans	—	551	—	84	0.05%	166	—	0.01%
Consumer loans	—	—	—	2	—%	—	3	—%
Total Personal Banking	—	1,048	—	86	0.02%	428	3	0.01%

Commercial Banking:
Commercial real estate loans	29,764	210	—	—	1.12%	220	—	0.01%
Commercial real estate loans - owner occupied	—	—	697	—	0.19%	—	—	—%
Commercial loans	—	31	—	9	—%	660	—	0.05%
Total Commercial Banking	29,764	241	697	9	0.64%	880	—	0.02%

Total	$29,764	1,289	697	95	0.28%	1,308	3	0.01%

As of June 30, 2024 and June 30, 2023, the Company has committed to lend additional amounts totaling $41,000 and $31,000, respectively, to the borrowers experiencing financial difficulty for which the terms of the loan have been modified.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended June 30,
	2024		2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	220	100
Home equity loans	—%	73	42
Consumer loans	—%	0	9
Total Personal Banking	—%	112	66

Commercial Banking:
Commercial real estate loans - owner occupied	2%	0	0
Total Commercial Banking	2%	0	0
Total loans	2%	0	66

	For the six months ended June 30,
	2024			2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	145	0	—%	132
Home equity loans	2%	97	0	—%	73
Consumer loans	12%	356	0	12%	319
Total Personal Banking	2%	119	0	12%	111

Commercial Banking:
Commercial real estate loans	—%	117	1	—%	25
Commercial real estate loans - owner occupied	2%	0	0	—%	0
Commercial loans	4%	118	0	—%	9
Total Commercial Banking	2%	117	1	—%	13
Total loans	2%	118	1	12%	45

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans modified within the previous twelve months of June 30, 2024 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$492	—	—	5
Home equity loans	533	90	12	—
Consumer loans	2	—	—	—
Total Personal Banking	1,027	90	12	5

Commercial Banking:
Commercial real estate loans	29,974	—	—	—
Commercial real estate loans - owner occupied	697	—	—	—
Commercial loans	10	5	—	25
Total Commercial Banking	30,681	5	—	25
Total loans	$31,708	95	12	30

The following table presents the performance of loans modified since the adoption of ASU 2022-02 as of June 30, 2023 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$262	—	—	—
Home equity loans	166	—	—	—
Consumer loans	3	—	—	—
Total Personal Banking	431	—	—	—

Commercial Banking:
Commercial real estate loans	81	139	—	—
Commercial loans	—	660	—	—
Total Commercial Banking	81	799	—	—
Total loans	$512	799	—	—

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the period ended June 30, 2024 and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

Term extension
Personal Banking:
Residential mortgage loans	$5
Total Personal Banking	5

Commercial Banking:
Commercial loans	25
Total Commercial Banking	25

Total	$30

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$616	8,223	5,553	14,392	3,309,676	3,324,068	1,390
Home equity loans	3,771	1,065	2,506	7,342	1,173,144	1,180,486	34
Vehicle loans	9,759	2,774	2,191	14,724	1,946,204	1,960,928	8
Consumer loans	613	424	821	1,858	117,272	119,130	570
Total Personal Banking	14,759	12,486	11,071	38,316	6,546,296	6,584,612	2,002

Commercial Banking:
Commercial real estate loans	3,893	2,736	5,882	12,511	2,652,505	2,665,016	185
Commercial real estate loans - owner occupied	417	419	152	988	361,634	362,622	—
Commercial loans	4,366	8,732	3,385	16,483	1,725,631	1,742,114	324
Total Commercial Banking	8,676	11,887	9,419	29,982	4,739,770	4,769,752	509
Total loans	$23,435	24,373	20,490	68,298	11,286,066	11,354,364	2,511

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$30,041	7,796	7,995	45,832	3,382,353	3,428,185	1,671
Home equity loans	5,761	982	3,126	9,869	1,217,989	1,227,858	26
Vehicle loans	10,382	3,326	3,051	16,759	1,991,842	2,008,601	44
Consumer loans	829	428	927	2,184	115,242	117,426	722
Total Personal Banking	47,013	12,532	15,099	74,644	6,707,426	6,782,070	2,463

Commercial Banking:
Commercial real estate loans	2,010	1,031	6,535	9,576	2,618,881	2,628,457	225
Commercial real estate loans - owner occupied	1,194	—	177	1,371	344,182	345,553	—
Commercial loans	4,196	703	2,780	7,679	1,651,050	1,658,729	10
Total Commercial Banking	7,400	1,734	9,492	18,626	4,614,113	4,632,739	235
Total originated loans	$54,413	14,266	24,591	93,270	11,321,539	11,414,809	2,698

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of June 30, 2024 (in thousands):

	YTD June 30, 2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$16,707	197,466	646,931	770,828	488,009	1,192,427	—	—	3,312,368
Substandard	—	51	1,644	376	838	8,791	—	—	11,700
Total residential mortgage loans	16,707	197,517	648,575	771,204	488,847	1,201,218	—	—	3,324,068
Residential mortgage current period charge-offs	—	—	(250)	—	(114)	(50)	—	—	(414)
Home equity loans
Pass	12,105	64,074	93,892	97,376	135,246	263,136	465,532	44,826	1,176,187
Substandard	—	—	130	54	233	1,275	1,361	1,246	4,299
Total home equity loans	12,105	64,074	94,022	97,430	135,479	264,411	466,893	46,072	1,180,486
Home equity current period charge-offs	—	—	(40)	(2)	—	(320)	(228)	(59)	(649)
Vehicle loans
Pass	352,639	558,240	556,097	307,322	95,012	87,268	—	—	1,956,578
Substandard	34	784	1,400	1,352	253	527	—	—	4,350
Total vehicle loans	352,673	559,024	557,497	308,674	95,265	87,795	—	—	1,960,928
Vehicle current period charge-offs	(61)	(1,153)	(1,261)	(1,207)	(213)	(619)	—	—	(4,514)
Consumer loans
Pass	15,714	19,085	8,647	3,966	1,328	5,123	63,732	696	118,291
Substandard	8	88	40	21	—	18	569	95	839
Total consumer loans	15,722	19,173	8,687	3,987	1,328	5,141	64,301	791	119,130
Consumer loan current period charge-offs	202	(1,444)	(325)	(162)	(27)	(508)	(333)	(23)	(2,620)
Total Personal Banking	397,207	839,788	1,308,781	1,181,295	720,919	1,558,565	531,194	46,863	6,584,612
Commercial Banking:
Commercial real estate loans
Pass	97,120	236,451	509,501	269,475	300,353	906,187	26,428	24,099	2,369,614
Special mention	—	3,311	25,879	39,250	15,583	17,823	805	—	102,651
Substandard	1,485	3,621	2,061	54,971	18,673	111,759	102	79	192,751
Total commercial real estate loans	98,605	243,383	537,441	363,696	334,609	1,035,769	27,335	24,178	2,665,016
Commercial real estate current period charge-offs	—	—	(44)	(360)	—	(445)	—	—	(849)
Commercial real estate loans - owner occupied
Pass	47,702	13,022	34,667	46,645	13,637	152,801	3,397	1,281	313,152
Special mention	—	2,200	3,211	1,307	—	21,510	—	—	28,228
Substandard	—	11,869	—	—	3,334	4,368	—	1,671	21,242
Total commercial real estate loans - owner occupied	47,702	27,091	37,878	47,952	16,971	178,679	3,397	2,952	362,622
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	322,393	402,521	298,891	35,474	15,652	64,712	530,098	3,311	1,673,052
Special mention	7,740	27,814	4,871	583	284	166	4,788	1,154	47,400
Substandard	—	8,199	3,998	889	136	1,775	4,531	2,134	21,662
Total commercial loans	330,133	438,534	307,760	36,946	16,072	66,653	539,417	6,599	1,742,114
Commercial loans current period charge-offs	—	(47)	(1,787)	(115)	(182)	(266)	(75)	(10)	(2,482)
Total Commercial Banking	476,440	709,008	883,079	448,594	367,652	1,281,101	570,149	33,729	4,769,752

Total loans	$873,647	1,548,796	2,191,860	1,629,889	1,088,571	2,839,666	1,101,343	80,592	11,354,364
For the six months ended June 30, 2024, $10 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$186,081	665,379	792,488	506,068	244,678	1,019,152	—	—	3,413,846
Substandard	—	1,581	—	1,252	311	11,195	—	—	14,339
Total residential mortgage loans	186,081	666,960	792,488	507,320	244,989	1,030,347	—	—	3,428,185
Residential mortgage current period charge-offs	—	(9)	(5)	(130)	(23)	(1,023)	—	—	(1,189)
Home equity loans
Pass	71,497	100,639	106,043	146,121	94,144	197,259	463,868	43,526	1,223,097
Substandard	—	236	54	197	35	1,733	1,447	1,059	4,761
Total home equity loans	71,497	100,875	106,097	146,318	94,179	198,992	465,315	44,585	1,227,858
Home equity current period charge-offs	—	(53)	(46)	—	(48)	(352)	(144)	(209)	(852)
Vehicle loans
Pass	664,876	682,275	397,809	132,775	67,853	58,153	—	—	2,003,741
Substandard	646	1,418	1,453	299	556	488	—	—	4,860
Total vehicle loans	665,522	683,693	399,262	133,074	68,409	58,641	—	—	2,008,601
Vehicle current period charge-offs	(678)	(1,844)	(1,967)	(475)	(652)	(853)	—	—	(6,468)
Consumer loans
Pass	24,277	11,582	5,552	2,072	1,355	6,603	64,214	820	116,475
Substandard	55	43	19	6	6	46	726	50	951
Total consumer loans	24,332	11,625	5,571	2,078	1,361	6,649	64,940	870	117,426
Consumer loan current period charge-offs	(3,412)	(511)	(390)	(157)	(177)	(980)	(317)	(38)	(5,983)
Total Personal Banking	947,432	1,463,153	1,303,418	788,790	408,938	1,294,629	530,255	45,455	6,782,070
Commercial Banking:
Commercial real estate loans
Pass	223,335	470,762	303,873	332,620	228,382	745,244	27,583	24,804	2,356,603
Special Mention	2,819	24,735	27,871	5,365	4,053	38,665	711	—	104,219
Substandard	1,920	750	26,850	18,167	37,044	82,717	79	108	167,635
Total commercial real estate loans	228,074	496,247	358,594	356,152	269,479	866,626	28,373	24,912	2,628,457
Commercial real estate current period charge-offs	(14)	—	(492)	—	(51)	(1,741)	—	—	(2,298)
Commercial real estate loans - owner occupied
Pass	24,725	51,986	47,655	15,984	28,614	140,175	2,378	2,390	313,907
Special Mention	1,221	120	1,218	—	14,386	2,952	—	—	19,897
Substandard	—	—	118	1,666	4,646	4,641	—	678	11,749
Total commercial real estate loans - owner occupied	25,946	52,106	48,991	17,650	47,646	147,768	2,378	3,068	345,553
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	482,605	430,378	73,469	26,868	34,090	54,617	531,742	4,110	1,637,879
Special Mention	508	3,671	52	299	240	26	1,882	—	6,678
Substandard	—	3,015	872	356	2,361	840	4,729	1,999	14,172
Total commercial loans	483,113	437,064	74,393	27,523	36,691	55,483	538,353	6,109	1,658,729
Commercial loans current period charge-offs	(35)	(2,072)	(517)	(430)	(205)	(845)	(60)	(2)	(4,166)
Total Commercial Banking	737,133	985,417	481,978	401,325	353,816	1,069,877	569,104	34,089	4,632,739

Total loans	$1,684,565	2,448,570	1,785,396	1,190,115	762,754	2,364,506	1,099,359	79,544	11,414,809
For the year ended December 31, 2023, $19 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(70,945)	(69,609)
Core deposit intangibles - net	$3,954	5,290
Total intangible assets - net	$3,954	5,290

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2024 and 2023, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the succeeding fiscal years until the intangible assets are fully amortized (in thousands):

For the quarter ended June 30, 2024	$635
For the quarter ended June 30, 2023	842
For the six months ended June 30, 2024	1,336
For the six months ended June 30, 2023	1,751
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2023	$380,997
Balance at June 30, 2024	$380,997

We performed our annual goodwill impairment test as of June 30, 2024 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at June 30, 2024 and December 31, 2023 are presented in the following table (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$175,000	5.65%	$175,000	5.71%
Notes payable to the FHLB of Pittsburgh, due within one year	—	—%	163,500	5.70%
Collateralized borrowings, due within one year	26,213	1.83%	35,495	1.72%
Collateral received, due within one year	41,150	5.17%	24,900	5.26%
Total borrowed funds	$242,363		$398,895

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At June 30, 2024, the carrying value of these loans was $6.0 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At June 30, 2024 there was no balance on the revolving line of credit, and at December 31, 2023 the balance was $164 million.

At June 30, 2024 and December 31, 2023, collateralized borrowings due within one year were $26 million and $35 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At June 30, 2024, the carrying value of the cash and securities used as collateral was $36 million.

At June 30, 2024 and December 31, 2023, collateral received was $41 million and $25 million, respectively. This represents collateral posted to us from our derivative counterparties.

At June 30, 2024 and December 31, 2023, term notes payable to the FHLB of Pittsburgh due within one year were $175 million. The June 30, 2024 total is made up of seven advances: $25 million at 5.66% maturing July 26, 2024; $25 million at 5.68% maturing July 31, 2024; $25 million at 5.66% maturing August 9, 2024; $25 million at 5.65% maturing August 12, 2024; $25 million at 5.65% maturing August 12, 2024; $25 million at 5.65% maturing August 19, 2024; $25 million at 5.65% maturing August 30, 2024.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year ended December 31, 2023 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At June 30, 2024 and December 31, 2023, subordinated debentures, net of issuance costs, were $114 million. For the six months ended June 30, 2024 and June 30, 2023 total interest expense paid on the subordinate notes was $2 million.

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

	Maturity date	Interest rate	Capital debt securities	June 30, 2024	December 31, 2023
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,012	7,999
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,809	2,796
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,840	3,788
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,829	3,778
			$128,875	129,703	129,574
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For each of the six month periods ended June 30, 2024 and June 30, 2023 total interest expense paid on trust preferred securities was $5 million and $4 million, respectively.

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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2024, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $59 million, of which $43 million is fully collateralized. At June 30, 2024, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $10 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $10 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $2 million at June 30, 2024. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(7)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic and diluted EPS for the three months ended June 30, 2024 and 2023 and the six month ended June 30, 2023, and and the treasury stock method was used to determined diluted earnings per share for the six months ended June 30, 2024.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$4,747	33,044	33,910	66,723
Less: Dividends and undistributed earnings allocated to participating securities	7	86	47	174
Net income available to common shareholders - two class method - Basic and Diluted	$4,740	32,958	33,863	66,549

Denominator for earnings per share - treasury stock method - Basic and Diluted:
Weighted average common shares outstanding - Basic	127,023,522	126,620,383	126,918,878	126,559,784
Add: Potentially dilutive shares	137,853	118,907	426,501	367,074
Denominator for treasury stock method - Diluted	127,161,375	126,739,290	127,345,379	126,926,858

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	127,023,522	126,620,383	126,918,878	126,559,784
Add: Average participating shares outstanding	175,517	331,088	175,517	331,088
Denominator for two class method - Diluted	127,199,039	126,951,471	127,094,395	126,890,872

Basic earnings per share	$0.04	0.26	0.27	0.53

Diluted earnings per share	$0.04	0.26	0.27	0.52

Anti-dilutive awards (1)	2,451	2,902	2,451	2,902
(1) Reflects the total number of shares related to outstanding options that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$1,425	1,560	—	—
Interest cost	2,205	2,245	15	7
Expected return on plan assets	(3,776)	(3,479)	—	—
Amortization of prior service cost	(563)	(564)	—	—
Amortization of the net loss	18	20	10	10
Net periodic cost	$(691)	(218)	25	17

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$2,850	3,120	—	—
Interest cost	4,410	4,490	30	14
Expected return on plan assets	(7,552)	(6,958)	—	—
Amortization of prior service cost	(1,126)	(1,128)	—	—
Amortization of the net loss	36	40	20	20
Net periodic cost	$(1,382)	(436)	50	34

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2024 and December 31, 2023, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2024 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$228,433	228,433	228,433	—	—
Securities available-for-sale	1,029,191	1,029,191	—	1,029,191	—
Securities held-to-maturity	784,208	663,292	—	663,292	—
Loans receivable, net	11,219,849	10,270,432	—	—	10,270,432
Loans held-for-sale	9,445	9,445	—	681	8,764
Accrued interest receivable	48,739	48,739	48,739	—	—
Interest rate lock commitments	791	791	—	—	791
Forward commitments	70	70	—	70	—
Foreign exchange swaps	2	2	—	2	—
Interest rate swaps designated as hedging instruments	2,726	2,726	—	2,726	—
Interest rate swaps not designated as hedging instruments	44,420	44,420	—	44,420	—
FHLB stock	20,842	20,842	—	—	—
Total financial assets	$13,388,716	12,318,383	277,172	1,740,382	10,279,987

Financial liabilities:
Savings and checking deposits	$9,261,017	9,261,017	9,261,017	—	—
Time deposits	2,826,362	2,472,360	—	—	2,472,360
Borrowed funds	242,363	232,254	232,254	—	—
Subordinated debt	114,364	109,224	—	109,224	—
Junior subordinated debentures	129,703	124,292	—	—	124,292
Foreign exchange swaps	25	25	—	25	—
Interest rate swaps not designated as hedging instruments	44,450	44,450	—	44,450	—
Risk participation agreements	106	106	—	106	—
Accrued interest payable	21,423	21,423	21,423	—	—
Total financial liabilities	$12,639,813	12,265,151	9,514,694	153,805	2,596,652

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2024 and December 31, 2023.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	36,971	—	36,971
Government-sponsored enterprises	—	180	—	180
States and political subdivisions	—	58,741	—	58,741
Corporate	—	16,757	—	16,757
Total debt securities	—	112,649	—	112,649

Mortgage-backed securities:
GNMA	—	56,127	—	56,127
FNMA	—	64,816	—	64,816
FHLMC	—	95,220	—	95,220
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	489,211	—	489,211
FNMA	—	77,941	—	77,941
FHLMC	—	133,222	—	133,222
Total mortgage-backed securities	—	916,542	—	916,542

Interest rate lock commitments	—	—	791	791
Forward commitments	—	70	—	70
Foreign exchange swaps	—	2	—	2
Interest rate swaps designated as hedging instruments	—	2,726	—	2,726
Interest rate swaps not designated as hedging instruments	—	44,420	—	44,420
Total assets	$—	1,076,409	791	1,077,200

Foreign exchange swaps	$—	25	—	25
Interest rate swaps not designated as hedging instruments	—	44,450	—	44,450
Risk participation agreements	—	106	—	106
Total liabilities	$—	44,581	—	44,581

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	58,314	—	58,314
Government-sponsored enterprises	—	40,597	—	40,597
States and political subdivisions	—	75,469	—	75,469
Corporate	—	7,688	—	7,688
Total debt securities	—	182,068	—	182,068

Mortgage-backed securities:
GNMA	—	17,441	—	17,441
FNMA	—	102,678	—	102,678
FHLMC	—	70,830	—	70,830
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	331,784	—	331,784
FNMA	—	148,892	—	148,892
FHLMC	—	189,661	—	189,661
Total mortgage-backed securities	—	861,291	—	861,291

Interest rate lock commitments	—	—	641	641
Forward commitments	—	12	—	12
Interest rate swaps designated as hedging instruments	—	713	—	713
Interest rate swaps not designated as hedging instruments	—	41,406	—	41,406
Total assets	$—	1,085,490	641	1,086,131

Foreign exchange swaps	$—	291	—	291
Interest rate swaps designated as hedging instruments	—	1,198	—	1,198
Interest rate swaps not designated as hedging instruments	—	41,437	—	41,437
Risk participation agreements	—	14	—	14
Total liabilities	$—	42,940	—	42,940

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Beginning balance,	$479	386	641	559
Interest rate lock commitments:
Net activity	312	375	150	202

Ending balance	$791	761	791	761

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	41,839	41,839
Mortgage servicing rights	—	—	19	19
Real estate owned, net	—	—	74	74
Total assets	$—	—	41,932	41,932

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2024 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$41,839	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	19	Discounted cash flow	Annual service cost	$89
			Prepayment rate	6.5% to 16.5% (10.1%)
			Expected life (months)	52.7 to 102.5 (74)
			Option adjusted spread	727 basis points
			Forward yield curve	5.44% to 5.45%

Real estate owned, net	74	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	8,764	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

During the year ended December 31, 2023 the Company entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$175,000	2,726	—	—
Derivatives not designated as hedging instruments:
Interest rate swap agreements	743,036	44,420	743,036	44,450
Foreign exchange swap agreements	2,824	2	5,790	25
Interest rate lock commitments	29,284	791	—	—
Forward commitments	2,661	70	—	—
Risk participation agreements	—	—	116,473	106
Total Derivatives	$952,805	48,009	865,299	44,581

At December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	713	100,000	1,198
Derivatives not designated as hedging instruments:
Interest rate swap agreements	725,139	41,406	725,139	41,437
Foreign exchange swap agreements	—	—	12,278	291
Interest rate lock commitments	21,857	641	—	—
Forward commitments	281	12	—	—
Risk participation agreements	—	—	101,727	14
Total derivatives	$822,277	42,772	939,144	42,940
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Hedging derivatives:
Decrease in interest expense	$734	203	1,467	203

Non-hedging swap derivatives:
(Decrease)/increase in other income	(112)	(128)	175	(330)
Increase in mortgage banking income	323	349	208	176

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended June 30, 2024 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.50%	$(543)	5/11/2027	34
Issued May 12, 2023	25,000	3.54%	(532)	5/12/2028	46
Issued May 19, 2023	25,000	3.83%	(458)	11/19/2027	41
Issued May 31, 2023	25,000	4.05%	(404)	11/30/2026	29
Issued July 26, 2023	25,000	4.24%	(356)	7/26/2028	49
Issued July 31, 2023	25,000	4.35%	(334)	1/31/2028	43
Issued August 9, 2023	25,000	4.32%	(337)	8/9/2027	37
Total	$175,000		$(2,964)

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2024, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2024	$(156,357)	1,780	1,153	(153,424)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(3,391)	330	—	(3,061)
Amounts reclassified from accumulated other comprehensive income (2) (4)	26,789	—	(388)	26,401

Net other comprehensive income/(loss)	23,398	330	(388)	23,340

Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)

	For the quarter ended June 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2023	$(151,189)	—	(7,334)	(158,523)

Other comprehensive income before reclassification adjustments (5) (7)	(17,719)	1,737	—	(15,982)
Amounts reclassified from accumulated other comprehensive income (6) (8)	5,636	—	(382)	5,254

Net other comprehensive income/(loss)	(12,083)	1,737	(382)	(10,728)

Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)
(1)Consists of unrealized holding losses, net of tax of $168.
(2)Consists of realized losses, net of tax of ($7,706).
(3)Change in fair value of interest rate swaps, net of tax ($96).
(4)Consists of realized gains, net of tax of $147.
(5)Consists of unrealized holding losses, net of tax of $3,771.
(6)Consists of realized losses, net of tax of ($1,731).
(7)Change in fair value of interest rate swaps, net of tax ($508).
(8)Consists of realized gains, net of tax of $152.

	For the six months ended June 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(9,089)	2,484	—	(6,605)
Amounts reclassified from accumulated other comprehensive income (2) (4)	26,789	—	(776)	26,013

Net other comprehensive income/(loss)	17,700	2,484	(776)	19,408

Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)

	For the six months ended June 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	—	(6,952)	(171,158)

Other comprehensive loss before reclassification adjustments (5) (7)	(4,702)	1,737	—	(2,965)
Amounts reclassified from accumulated other comprehensive income (6) (8)	5,636	—	(764)	4,872

Net other comprehensive loss	934	1,737	(764)	1,907

Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)
(1)Consists of unrealized holding losses, net of tax of $1,926.
(2)Consists of realized losses, net of tax of ($7,706).
(3)Change in fair value of interest rate swaps, net of tax ($726).
(4)Consists of realized gains, net of tax of $294.
(5)Consists of unrealized holding losses, net of tax $463.
(6)Consists of realized losses, net of tax ($1,731).
(7)Change in fair value of interest rate swaps, net of tax ($508).
(8)Consists of realized gains, net of tax of $304.

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

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements." This ASU includes amendments on several subtopics in the FASB Accounting Standards Codification ("Codification") to incorporate certain disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. The adoption of this ASU may lead to certain disclosures being relocated into the financial statements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. These amendments are to be applied prospectively. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We do not believe this guidance will have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update requires that an entity that has a single reportable segment, such as the Company, to provide all the disclosures required by this update. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker to make operating decisions and to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of ASU 2023-07 and does not expect them to have a material effect on the consolidated financial statements or disclosures.

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

Comparison of Financial Condition

Total assets at June 30, 2024 were $14.4 billion, a decrease of $34 million from December 31, 2023. This decrease in assets was primarily driven by decreases in personal banking loans receivable and marketable securities, partially offset by increases in cash and cash equivalents and commercial banking loans receivable. A discussion of significant changes follows.

Cash and cash equivalents increased by $106 million, or 87%, to $228 million at June 30, 2024, from $122 million at December 31, 2023. During the current period, the Company restructured its security portfolio by selling 15% of its investment securities as part of a previously announced securities portfolio restructure. The proceeds from the sale have not yet been fully re-invested, therefore contributing to the increase in cash.

Total marketable securities decreased to $1.8 billion at June 30, 2024, a decrease of $45 million, or 2%, from December 31, 2023. Available-for-sale securities decreased by $14 million, driven by the securities sale noted above, while held-to-maturity securities decreased $31 million, driven by maturities and regular monthly cash flows.

Gross loans receivable decreased by $60 million, or 1%, to $11.4 billion at June 30, 2024. Our personal banking loan portfolio decreased by $197 million, or 3%, to $6.6 billion at June 30, 2024 from $6.8 billion at December 31, 2023. Cash flows from our personal banking portfolio were partially redirected to fund commercial banking growth, which increased by $136 million, or 3%, to $4.8 billion at June 30, 2024, from $4.6 billion at December 31, 2023. This increase represents organic loan growth resulting from the new commercial lending verticals that we implemented during the prior year. Specifically, our commercial and industrial (C&I) loan portfolio increased by $83 million, or 5% compared to December 31, 2023.

The following table provides the various loan sectors in our commercial real estate portfolio at June 30, 2024:

Property type	Percent of portfolio
5 or more unit dwelling	16.8%
Nursing home	12.5
Retail building	11.7
Commercial office building - non-owner occupied	8.9
Manufacturing & industrial building	4.8
Residential acquisition & development - 1-4 family, townhouses and apartments	4.3
Multi-use building - commercial, retail and residential	4.0
Warehouse/storage building	3.9
Commercial office building - owner occupied	3.9
Multi-use building - office and warehouse	3.0
Other medical facility	3.0
Single family dwelling	2.6
Student housing	2.1
Hotel/motel	2.1
Agricultural real estate	2.0
All other	14.4
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at June 30, 2024:

State	Percent of portfolio
New York	32.7%
Pennsylvania	29.4
Ohio	20.7
Indiana	9.0
All other	8.2
Total	100.0%

Total deposits increased by $107 million, or 1%, to $12.1 billion at June 30, 2024 from $12.0 billion at December 31, 2023. This increase was driven by a $223 million, or 9%, increase in time deposits as we continued competitively positioning our deposit products, and a $43 million, or 2%, increase in savings deposits. Partially offsetting this increase was a decrease in demand deposit accounts by $156 million, or 3%, as customers shifted balances into higher yielding time deposit accounts.

As of June 30, 2024, we had $355 million of brokered deposits, which made up 13% of our time deposits and 3% of our total deposit balance at quarter end. The balance carried an average all-in cost of 5.37% and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at quarter end we had $537 million of deposits through our participation in the Intrafi Network Deposits and FIS Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.92%.

At June 30, 2024 and December 31, 2023, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.9 billion and $1.8 billion respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of June 30, 2024
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,019,897	24.98%	5,062
Less intercompany deposit accounts	1,163,566	9.62%	12
Less collateralized deposit accounts	468,815	3.88%	243
Uninsured deposits excluding intercompany and collateralized accounts	$1,387,516	11.48%	4,807
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $19.4 million, or 0.16% of total deposits, as of June 30, 2024. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $102 million, or 0.84% of total deposits, as of June 30, 2024. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $289,000 as of June 30, 2024.

Total shareholders’ equity remained stable at $1.6 billion, or $12.23 per share, at June 30, 2024 compared to $12.20 per share at December 31, 2023, increasing by $5 million in the current quarter. This increase was the result of year-to-date earnings of $34 million as well as a change in accumulated other comprehensive loss of $19 million, or 13%, primarily due to an increase in realized losses on our available-for-sale investment portfolio as a result of the investment sales made during the period, partially offset by $51 million of cash dividend payments for the quarter ended June 30, 2024.

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

	At June 30, 2024
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,784,604	16.674%	$1,123,831	10.500%	$1,070,315	10.000%
Northwest Bank	1,537,783	14.380%	1,122,827	10.500%	1,069,359	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,536,552	14.356%	909,768	8.500%	856,252	8.000%
Northwest Bank	1,404,095	13.130%	908,955	8.500%	855,487	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,410,837	13.182%	749,220	7.000%	695,705	6.500%
Northwest Bank	1,404,095	13.130%	748,551	7.000%	695,083	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,536,552	10.654%	576,913	4.000%	721,142	5.000%
Northwest Bank	1,404,095	9.742%	576,521	4.000%	720,651	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,799,883	16.753%	$1,128,054	10.500%	$1,074,337	10.000%
Northwest Bank	1,520,736	14.167%	1,127,076	10.500%	1,073,406	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,553,766	14.463%	913,186	8.500%	859,469	8.000%
Northwest Bank	1,388,808	12.938%	912,395	8.500%	858,725	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,428,181	13.294%	752,036	7.000%	698,319	6.500%
Northwest Bank	1,388,808	12.938%	751,384	7.000%	697,714	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,553,766	10.841%	573,290	4.000%	716,612	5.000%
Northwest Bank	1,388,808	9.697%	572,903	4.000%	716,128	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at June 30, 2024 was 10.43%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2024, Northwest had $3.4 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of June 30, 2024, as well as $404 million of borrowing capacity available with the Federal Reserve Bank and $105 million with two correspondent banks.

Dividends

We paid $25 million in cash dividends during the quarters ended June 30, 2024 and 2023. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for June 30, 2024 and 2023 was 500.0% and 76.9% on dividends of $0.20 per share. On July 18, 2024, the Board of Directors declared a cash dividend of $0.20 per share payable on August 14, 2024 to shareholders of record as of August 2, 2024. This represents the 119th consecutive quarter we have paid a cash dividend.

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

	June 30, 2024	December 31, 2023
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,553	7,995
Home equity loans	2,506	3,126
Vehicle loans	2,191	3,051
Other consumer loans	821	927
Commercial real estate loans	5,882	6,535
Commercial real estate - owner occupied	152	177
Commercial loans	3,385	2,780
Total loans 90 days or more past due	$20,490	24,591
Total real estate owned (REO)	$74	104
Total loans 90 days or more past due and REO	20,564	24,695
Total loans 90 days or more past due to net loans receivable	0.18%	0.22%
Total loans 90 days or more past due and REO to total assets	0.14%	0.17%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	17,978	21,894
Nonaccrual loans - loans less than 90 days past due	84,181	72,490
Loans 90 days or more past due still accruing	2,511	2,698
Total nonperforming loans	104,670	97,082
Total nonperforming assets	$104,744	97,186
Total nonaccrual loans to total loans	0.90%	0.83%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of June 30, 2024, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $0.2 million to $125 million, or 1.10% of total loans at June 30, 2024. The overall coverage ratio remains consistent from December 31, 2023.

Total classified loans remain low at $257 million at June 30, 2024, an increase of $38 million compared to $218 million at December 31, 2023. This increase was primarily within our commercial real estate portfolio.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $102 million at June 30, 2024 increased by $8 million, or 8%, from $94 million at December 31, 2023, or 0.90% of total loans receivable as of June 30, 2024 and 0.83% of total loans receivable as of December 31, 2023. As a percentage of average loans, annualized net charge-offs remained low at 0.12% for the six months ended June 30, 2024 compared to 0.11% for the year ended December 31, 2023.

Comparison of Operating Results for the Quarters Ended June 30, 2024 and 2023

The following chart provides a reconciliation of net income from the quarter ended June 30, 2023 to the the quarter ended June 30, 2024 (dollars in thousands):

Net income for the quarter ended June 30, 2024 was $5 million, or $0.04 per diluted share, a decrease of $28 million, or 86%, from net income of $33 million, or $0.26 per diluted share, for the quarter ended June 30, 2023. This decrease in net income resulted primarily from a $39 million, or 130%, decrease in noninterest income resulting from the investment sale made as part of the previously announced securities portfolio restructure. Additionally contributing to the decrease in net income was a decrease in net interest income of $2 million, or 2%, and an increase in noninterest expense of $7 million, or 8%, offset by a $9 million, or 89%, decrease in income tax expense. Net income for the quarter ended June 30, 2024 represents annualized returns on average equity and average assets of 1.24% and 0.13%, respectively, compared to 8.72% and 0.93% for the same quarter last year. A further discussion of notable changes follows.

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

Net Interest Income

Net Interest Income (FTE)
$109,375
$109,258
$107,060
$104,095
$107,724
3.28%
3.23%
3.16%
3.10%
3.20%
2Q23
3Q23
4Q23
1Q24
2Q24
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income (FTE) was $108 million for the quarter ended June 30, 2024 and net interest margin was 3.20%. Compared to the same quarter of the prior year, net interest income (FTE) decreased $2 million and net interest margin decreased by eight basis points. The decrease in net interest income (FTE) and the net interest margin were driven by an increase in interest expense resulting from higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits due to the higher interest rate environment. Partly offsetting the increase in interest expense was an increase in interest income resulting from higher earning asset balances and yields.

For the six months ended June 30, 2024, net interest income (FTE) was $212 million, a decrease of $11 million, or 5% from the same period last year. Net interest margin decreased by 22 basis points. Similar to the quarterly fluctuations noted above, the decrease in net interest income (FTE) included increases in both interest expense and interest income driven by higher interest-bearing deposit costs and balances, partially offset by higher interest-earning asset yields and balances.

Average Loans
$11,066
$11,191
$11,252
$11,345
$11,369
4.83%
5.01%
5.19%
5.33%
5.47%
2Q23
3Q23
4Q23
1Q24
2Q24
Average loans (in millions)
Yield on average total loans

Average Investments
$2,234
$2,117
$2,077
$2,051
$2,021
2.13%
1.80%
1.80%
1.81%
1.83%
2Q23
3Q23
4Q23
1Q24
2Q24
Average investments (in millions)
Yield on average total investments

Average Deposits
$11,421
$11,720
$11,796
$11,888
$12,086
0.77%
1.07%
1.37%
1.61%
1.76%
2Q23
3Q23
4Q23
1Q24
2Q24
Average deposits (in millions)
Yield on average total deposits

Average Borrowings
$837
$644
$548
$470
$323
4.89%
4.89%
4.94%
4.89%
4.56%
2Q23
3Q23
4Q23
1Q24
2Q24
Average borrowings (in millions)
Yield on average total borrowings

Average loans receivable increased $303 million, or 3%, from the quarter ended June 30, 2023 driven by commercial loans, which grew by $444 million, as we have continued to build-out our commercial lending verticals, and commercial real estate loans, which grew by $187 million. These increases were offset partially by a $328 million decrease in personal banking loans. Interest income on loans receivable increased by $21 million, or 16%, from the same quarter in the prior year, and by $47 million, or 18%, from the same six-month period in the prior year, the result of increases in both the average yield and the average balance on loans receivable. The average yield on loans receivable increased due to the elevated market interest rates as well as a change in mix to higher yield loan products.

Average investments declined 10% from the second quarter of 2023 driven by the sale of investment securities during the current period coupled with regular principal payments and maturities. Interest income on investment securities increased by $1 million, or 8%, from the quarter ended June 30, 2023, and remained relatively flat from the six months ended June 30, 2023 decreasing by 0.4% . The increase in the quarterly results is due to the increase in the average yield on investments to 2.13% for the quarter ended June 30, 2024, while the decrease in the year to date results is due to the decrease in the average balance of investments.

Average deposits grew 6% from the quarter ended June 30, 2023 driven by a $1.1 billion increase in our average time deposits due to customer preferences for this fixed maturity product type. This increase was partially offset by a $264 million decrease in money market balances as customers shifted balances into higher yielding time deposit accounts. Interest expense on deposits increased by

$31 million, or 142%, from the quarter ended June 30, 2023, and by $67 million, or 204% from the six months ended June 30, 2023, primarily attributable to increases in both the average yield and average balance of deposit accounts as we continued competitively positioning our deposit products.

Compared to the quarter ended June 30, 2023, average borrowings saw a 61% reduction, primarily attributable to the strategic pay-down of wholesale borrowings. This decrease was made possible by a substantial increase in cash reserves, resulting from the sale of investment securities noted above, as well as a notable rise in the average balance of deposits. The decrease in the average balance of borrowings resulted in a decrease in interest expense on borrowings by $6 million from the quarter ended June 30, 2023, and by $8 million from the six months ended June 30, 2023.

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

	Quarter ended June 30,
	2024			2023
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,342,749	32,182	3.85%	$3,485,517	32,485	3.73%
Home equity loans	1,183,497	17,303	5.88%	1,273,298	16,898	5.32%
Consumer loans	2,048,396	26,334	5.17%	2,143,804	22,662	4.24%
Commercial real estate loans	3,023,762	45,658	5.97%	2,836,443	38,426	5.36%
Commercial loans	1,770,345	33,229	7.43%	1,326,598	22,872	6.82%
Loans receivable (a) (b) (d) (includes FTE adjustments of $752 and $619, respectively)	11,368,749	154,706	5.47%	11,065,660	133,343	4.83%
Mortgage-backed securities (c)	1,734,085	9,426	2.17%	1,859,427	8,326	1.79%
Investment securities (c) (d) (includes FTE adjustments of $131 and $207, respectively)	287,262	1,316	1.83%	374,560	1,715	1.83%
FHLB stock, at cost	25,544	498	7.84%	45,505	844	7.44%
Other interest-earning deposits	135,520	1,791	5.23%	46,536	594	5.05%
Total interest-earning assets (includes FTE adjustments of $883 and $826, respectively)	13,551,160	167,737	4.98%	13,391,688	144,822	4.34%
Noninterest-earning assets (e)	907,432			854,229
Total assets	$14,458,592			$14,245,917

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,144,278	5,957	1.12%	$2,142,941	1,393	0.26%
Interest-bearing demand deposits (g)	2,555,863	6,646	1.05%	2,469,666	1,648	0.27%
Money market deposit accounts (g)	1,957,990	8,601	1.77%	2,221,713	6,113	1.10%
Time deposits (g)	2,832,720	31,550	4.48%	1,765,454	12,663	2.88%
Borrowed funds (f)	323,191	3,662	4.56%	837,358	10,202	4.89%
Subordinated debentures	114,308	1,148	4.02%	113,958	1,148	4.03%
Junior subordinated debentures	129,663	2,449	7.47%	129,401	2,280	6.97%
Total interest-bearing liabilities	10,058,013	60,013	2.40%	9,680,491	35,447	1.47%
Noninterest-bearing demand deposits (g)	2,595,511			2,820,928
Noninterest-bearing liabilities	263,634			224,508
Total liabilities	12,917,158			12,725,927
Shareholders’ equity	1,541,434			1,519,990
Total liabilities and shareholders’ equity	$14,458,592			$14,245,917
Net interest income/Interest rate spread		107,724	2.58%		109,375	2.87%
Net interest-earning assets/Net interest margin	$3,493,147		3.20%	$3,711,197		3.28%
Ratio of interest-earning assets to interest- bearing liabilities	1.35X			1.38X
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
(g)Average cost of deposits were 1.76% and 0.77%, respectively, average cost of interest-bearing deposits were 2.24% and 1.02%, respectively .
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 5.45% and 4.81%, respectively; investment securities — 1.65% and 1.61%, respectively; interest-earning assets — 4.95% and 4.31%, respectively. GAAP basis net interest rate spreads were 2.55% and 2.84%, respectively; and GAAP basis net interest margins were 3.17% and 3.25%, respectively.

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

	For the quarter ended June 30, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$17,239	4,124	21,363
Mortgage-backed securities	1,781	(681)	1,100
Investment securities	2	(401)	(399)
FHLB stock, at cost	43	(389)	(346)
Other interest-earning deposits	21	1,176	1,197
Total interest-earning assets	19,086	3,829	22,915

Interest-bearing liabilities:
Savings deposits	4,560	4	4,564
Interest-bearing demand deposits	4,774	224	4,998
Money market deposit accounts	3,646	(1,158)	2,488
Time deposits	7,000	11,887	18,887
Borrowed funds	(714)	(5,826)	(6,540)
Subordinated debt	(4)	4	—
Junior subordinated debentures	164	5	169
Total interest-bearing liabilities	19,426	5,140	24,566

Net change in net interest income	$(340)	(1,311)	(1,651)

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

	Six months ended June 30,
	2024			2023
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,367,636	64,855	3.85%	$3,489,545	64,494	3.70%
Home equity loans	1,194,385	34,596	5.83%	1,278,831	33,033	5.21%
Consumer loans	2,041,008	51,367	5.06%	2,133,794	43,457	4.11%
Commercial real estate loans	3,011,493	89,066	5.85%	2,830,316	75,463	5.30%
Commercial loans	1,742,506	65,083	7.39%	1,244,404	41,225	6.59%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,442 and $1,203, respectively)	11,357,028	304,967	5.40%	10,976,890	257,672	4.73%
Mortgage-backed securities (c)	1,725,696	17,370	2.01%	1,884,412	16,863	1.79%
Investment securities (c) (d) (includes FTE adjustments of $272 and $425, respectively)	310,507	2,742	1.77%	379,611	3,478	1.83%
FHLB stock, at cost	28,897	1,105	7.69%	42,584	1,534	7.26%
Other interest-earning deposits	99,252	2,623	5.23%	42,431	1,017	4.77%
Total interest-earning assets (includes FTE adjustments of $1,714 and $1,628, respectively)	13,521,380	328,807	4.89%	13,325,928	280,564	4.25%
Noninterest-earning assets (e)	912,222			858,122
Total assets	$14,433,602			$14,184,050

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,133,157	10,993	1.04%	$2,187,355	2,082	0.19%
Interest-bearing demand deposits (g)	2,547,343	12,048	0.95%	2,540,879	2,599	0.21%
Money market deposit accounts (g)	1,959,661	16,514	1.69%	2,314,631	10,516	0.92%
Time deposits (g)	2,765,351	60,885	4.43%	1,514,289	17,858	2.38%
Borrowed funds (f)	396,444	9,370	4.75%	789,057	18,139	4.64%
Subordinated debentures	114,267	2,296	4.02%	113,914	2,296	4.03%
Junior subordinated debentures	129,630	4,908	7.49%	129,368	4,433	6.82%
Total interest-bearing liabilities	10,045,853	117,014	2.34%	9,589,493	57,923	1.22%
Noninterest-bearing demand deposits (g)	2,581,646			2,855,260
Noninterest-bearing liabilities	260,452			229,831
Total liabilities	12,887,951			12,674,584

Shareholders’ equity	1,545,651			1,509,466

Total liabilities and shareholders’ equity	$14,433,602			$14,184,050

Net interest income/Interest rate spread		211,793	2.55%		222,641	3.03%

Net interest-earning assets/Net interest margin	$3,475,527		3.15%	$3,736,435		3.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.35X			1.39X
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
(g)Average cost of deposits were 1.69% and 0.58%, respectively and average cost of Interest-bearing deposits were 2.15% and 0.78%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 5.37% and 4.71%, respectively; investment securities — 1.59% and 1.61%, respectively; interest-earning assets — 4.86% and 4.22%, respectively. GAAP basis net interest rate spreads were 2.52% and 3.00%, respectively; and GAAP basis net interest margins were 3.12% and 3.34%, respectively.

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

	For the six months ended June 30, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$37,088	10,207	47,295
Mortgage-backed securities	2,105	(1,598)	507
Investment securities	(125)	(611)	(736)
FHLB stock, at cost	98	(527)	(429)
Other interest-earning deposits	130	1,476	1,606
Total interest-earning assets	39,296	8,947	48,243

Interest-bearing liabilities:
Savings deposits	9,190	(279)	8,911
Interest-bearing demand deposits	9,418	31	9,449
Money market deposit accounts	8,989	(2,991)	5,998
Time deposits	15,483	27,544	43,027
Borrowed funds	509	(9,278)	(8,769)
Subordinated debt	(7)	7	—
Junior subordinated debentures	465	10	475
Total interest-bearing liabilities	44,047	15,044	59,091

Net change in net interest income	$(4,751)	(6,097)	(10,848)

Provision for Credit Losses

	2Q23	3Q23	4Q23	1Q24	2Q24
Provision for credit losses - loans (in thousands)	$6,010	3,983	3,801	4,234	2,169
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	2,920	(2,981)	4,145	(799)	(2,539)
Annualized net charge-offs to average loans	0.10%	0.13%	0.12%	0.16%	0.07%

The provision for credit losses decreased by $9 million, or 104%, from the quarter ended June 30, 2023. This decrease included a $4 million decrease in the provision for credit losses - loans, as well as a $5 million decrease in the provision for credit losses - unfunded commitments.

Compared to the six months ended June 30, 2023, the provision for credit losses decreased $11 million, or 78%. This decrease included a $4 million decrease in the provision for credit losses - loans, as well as a $6 million decrease in the provision for credit losses - unfunded commitments.

The decreases in the provision for credit losses - loans noted above were driven by changes in the economic forecasts reflected in our allowance for credit loss models, and the decreases in the provision for credit losses - unfunded commitments were related to the timing of origination and funding of commercial construction loans and lines of credit.

Classified assets continue to remain low at $257 million, at June 30, 2024 from $214 million at June 30, 2023, or 2% of total loans as of both periods.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2024.

Noninterest Income

Dollars in thousands
2Q24
Noninterest income:
Loss on sale of investments	($39,413)
Gain on sale of SBA loans	1,457
Service charges and fees	15,527
Trust and other financial services income	7,566
Income from bank-owned life insurance	1,371
Other operating income (a)	4,643
Total noninterest (loss)/income	(8,849)

Noninterest Income
$29,797
$30,888
$29,169
$27,963
22%
22%
22%
21%
(9)%
$(8,849)
2Q23
3Q23
4Q23
1Q24
2Q24
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income from the quarter ended June 30, 2024 showed a loss of $9 million, which was inclusive of a $39 million loss on sale of investment securities; excluding the loss on sale of securities net income grew by $1 million, or 3%, from the quarter ended June 30, 2023 and $5 million, or 9%, from the six months ended June 30, 2023. The increase from the six months ended June 30, 2023 was driven by service charges and fees and the gain on sale of SBA loans. Service charges and fees increased $3 million, or 11%, to $31 million for the six months ended June 30, 2024 from $28 million for the six months ended June 30, 2023 driven by commercial loan fees and deposit related fees based on customer activity in the current year. Additionally, the gain on the sale of SBA loans increased $1 million, or 110%, to $2 million for the six months ended June 30, 2024 from $1 million for the six months ended June 30, 2023 due to increased activity in the current year.

Noninterest Expense

Breakdown of Noninterest Expense for Second Quarter 2024

10%
4%
4%
16%
58%
8%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Office operations
Other expenses (a)

Noninterest Expense (in thousands)
$85,858
$87,570
$90,676
$90,024
$92,420
2Q23
3Q23
4Q23
1Q24
2Q24

(a) Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, real estate owned expense, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $7 million, or 8%, from the quarter ended June 30, 2023. This increase was primarily attributable to an increase in compensation and employee benefits expense of $6 million, or 12%, to $54 million for the quarter ended June 30, 2024, from $48 million for the quarter ended June 30, 2023 driven primarily by the build out of the commercial business and related credit, risk management, and internal audit support functions over the past year.

Noninterest expense increased $9 million, or 5%, to $182 million for the six months ended June 30, 2024 from $173 million for the six months ended June 30, 2023. This increase was primarily attributable to an increase in compensation and employee benefits expense of $11 million, or 11%, to $105 million for the six months ended June 30, 2024, from $94 million for the six months ended June 30, 2023 for the same reasons noted above related to the build-out of staffing over the past year. Partially offsetting this increase was a decrease in non-personnel expense related to a decline in merger, asset disposition and restructuring expense and marketing expenses. Merger, asset disposition and restructuring expense decreased $2 million, or 35%, to $3 million for the six months ended June 30, 2024, from $4 million for the six months ended June 30, 2023 due to the severance and fixed asset charges related to the branch optimization and personnel reductions during the prior year. Marketing expenses decreased by $1 million, or 21%, to $5 million for the six months ended June 30, 2024, from $6 million for the six months ended June 30, 2023 due primarily to the timing of deposit marketing campaigns.

Income Taxes

The provision for income taxes decreased by $9 million from the quarter ended June 30, 2023 and $11 million from the six months ended June 30, 2023 primarily due to lower income before income taxes.

The provision for income taxes is primarily driven by changes in our current period income before taxes. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2024.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2024 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2024 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(2.1)%	(4.6)%	(7.0)%	(0.2%)	(4.4%)	(9.1%)
Projected percentage increase/(decrease) in net income	(5.3)%	(11.6)%	(17.8)%	(0.6%)	(11.3%)	(23.3%)
Projected increase/(decrease) in return on average equity	(5.1)%	(11.1)%	(17.2)%	(0.6%)	(10.9%)	(22.5%)
Projected increase/(decrease) in earnings per share	$(0.06)	$(0.12)	$(0.19)	$(0.01)	$(0.12)	$(0.24)
Projected percentage increase/(decrease) in market value of equity	(7.8%)	(15.8%)	(23.6%)	6.9%	8.4%	8.4%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended June 30, 2024, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 5, 2024	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 5, 2024	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)