Form 10-Q
period 2024-09-30
Northwest Bancshares, Inc.
filed 2024-11-07
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
 OR
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NWBI	The Nasdaq Stock Market, LLC

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 127,399,707 shares outstanding as of October 31, 2024.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$226,883	122,260
Marketable securities available-for-sale (amortized cost of $1,248,104 and $1,240,003, respectively)	1,111,868	1,043,359
Marketable securities held-to-maturity (fair value of $672,641 and $699,506, respectively)	766,772	814,839
Total cash and cash equivalents and marketable securities	2,105,523	1,980,458

Loans held-for-sale	9,370	8,768
Loans held for investment	11,295,188	11,406,041
Allowance for credit losses	(125,813)	(125,243)
Loans receivable, net	11,178,745	11,289,566

FHLB stock, at cost	21,223	30,146
Accrued interest receivable	46,678	47,353
Real estate owned, net	76	104
Premises and equipment, net	126,391	138,838
Bank-owned life insurance	255,324	251,895
Goodwill	380,997	380,997
Other intangible assets, net	3,363	5,290
Other assets	236,005	294,458
Total assets	$14,354,325	14,419,105

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,581,769	2,669,023
Interest-bearing demand deposits	2,676,779	2,634,546
Money market deposit accounts	1,956,747	1,968,218
Savings deposits	2,145,735	2,105,234
Time deposits	2,710,049	2,602,881
Total deposits	12,071,079	11,979,902

Borrowed funds	204,374	398,895
Subordinated debt	114,451	114,189
Junior subordinated debentures	129,769	129,574
Advances by borrowers for taxes and insurance	24,700	45,253
Accrued interest payable	15,125	13,669
Other liabilities	203,502	186,306
Total liabilities	12,763,000	12,867,788

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,400,199 and 127,110,453 shares issued and outstanding, respectively	1,274	1,271
Additional paid-in capital	1,030,384	1,024,852
Retained earnings	665,845	674,686
Accumulated other comprehensive loss	(106,178)	(149,492)
Total shareholders’ equity	1,591,325	1,551,317
Total liabilities and shareholders’ equity	$14,354,325	14,419,105
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income:
Loans receivable	$156,413	140,667	459,938	397,136
Mortgage-backed securities	10,908	8,072	28,278	24,935
Taxable investment securities	842	786	2,364	2,472
Tax-free investment securities	512	491	1,460	1,858
FHLB stock dividends	394	668	1,499	2,202
Interest-earning deposits	2,312	914	4,935	1,931
Total interest income	171,381	151,598	498,474	430,534
Interest expense:
Deposits	54,198	31,688	154,638	64,743
Borrowed funds	5,881	11,542	22,455	36,410
Total interest expense	60,079	43,230	177,093	101,153
Net interest income	111,302	108,368	321,381	329,381
Provision for credit losses - loans	5,727	3,983	12,130	14,863
Provision/(benefit) for credit losses - unfunded commitments	(852)	(2,981)	(4,190)	65
Net interest income after provision for credit losses	106,427	107,366	313,441	314,453
Noninterest income:
Loss on sale of investments	—	—	(39,413)	(8,306)
Gain on sale of mortgage servicing rights	—	—	—	8,305
Gain on sale of SBA loans	667	301	2,997	1,412
Service charges and fees	15,932	15,270	46,982	43,292
Trust and other financial services income	7,924	7,085	22,617	20,400
Gain on real estate owned, net	105	29	649	922
Income from bank-owned life insurance	1,434	4,561	4,307	7,134
Mortgage banking income	744	632	2,097	2,184
Other operating income	1,027	3,010	6,711	9,311
Total noninterest income	27,833	30,888	46,947	84,654
Noninterest expense:
Compensation and employee benefits	56,186	51,243	161,257	145,497
Premises and occupancy costs	7,115	7,052	22,206	22,102
Office operations	2,811	3,398	9,397	9,208
Collections expense	474	551	1,216	1,367
Processing expenses	14,570	14,672	43,990	43,670
Marketing expenses	2,004	2,379	6,563	8,127
Federal deposit insurance premiums	2,763	2,341	8,651	6,628
Professional services	3,302	3,002	11,095	11,564
Amortization of intangible assets	590	795	1,926	2,546
Real estate owned expense	23	141	146	405
Merger, asset disposition and restructuring expense	43	—	2,913	4,395
Other expenses	886	1,996	3,851	5,369
Total noninterest expense	90,767	87,570	273,211	260,878
Income before income taxes	43,493	50,684	87,177	138,229
Federal and state income taxes expense	9,875	11,464	19,649	32,286
Net income	$33,618	39,220	67,528	105,943
Basic earnings per share	$0.26	0.31	0.53	0.83
Diluted earnings per share	$0.26	0.31	0.53	0.83
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$33,618	39,220	67,528	105,943
Other comprehensive income/(loss) net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($8,980), $9,140, ($7,054) and $9,603, respectively	27,947	(29,715)	18,858	(34,417)
Reclassification adjustment for losses included in net income, net of tax of $0, $0, ($7,706) and ($1,731), respectively	—	—	26,789	5,636
Net unrealized holding gains/(losses) on marketable securities	27,947	(29,715)	45,647	(28,781)

Change in fair value of interest rate swaps, net of tax of $1,068, ($533), $342 and ($1,041), respectively	(3,654)	1,825	(1,170)	3,562

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $148, $152, $442 and $456, respectively	(387)	(382)	(1,163)	(1,146)

Other comprehensive income/(loss)	23,906	(28,272)	43,314	(26,365)

Total comprehensive income	$57,524	10,948	110,842	79,578
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2024	Shares	Amount
Beginning balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598

Comprehensive income:
Net income	—	—	—	33,618	—	33,618

Other comprehensive income, net of tax of ($7,764)	—	—	—	—	23,906	23,906

Total comprehensive income	—	—	—	33,618	23,906	57,524

Exercise of stock options	94,731	1	1,098	—	—	1,099

Stock-based compensation expense	9,928	—	1,583	—	—	1,583

Stock-based compensation forfeited	(12,457)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,479)	—	(25,479)

Ending balance at September 30, 2024	127,400,199	$1,274	1,030,384	665,845	(106,178)	1,591,325

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2023	Shares	Amount
Beginning balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501

Comprehensive income:
Net income	—	—	—	39,220	—	39,220

Other comprehensive loss, net of tax of $8,759	—	—	—	—	(28,272)	(28,272)

Total comprehensive income/(loss)	—	—	—	39,220	(28,272)	10,948

Exercise of stock options	11,523	—	112	—	—	112

Stock-based compensation expense	1,779	—	1,290	—	—	1,290

Stock-based compensation forfeited	(916)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,420)	—	(25,420)

Ending balance at September 30, 2023	127,101,349	$1,271	1,023,591	671,092	(197,523)	1,498,431

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	67,528	—	67,528

Other comprehensive income, net of tax of ($13,976)	—	—	—	—	43,314	43,314

Total comprehensive income	—	—	—	67,528	43,314	110,842

Exercise of stock options	101,123	1	1,179	—	—	1,180

Stock-based compensation expense	213,906	2	4,353	—	—	4,355

Stock-based compensation forfeited	(25,283)	—	—	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(76,369)	—	(76,369)

Ending balance at September 30, 2024	127,400,199	$1,274	1,030,384	665,845	(106,178)	1,591,325

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	105,943	—	105,943

Other comprehensive income, net of tax of $7,287	—	—	—	—	(26,365)	(26,365)

Total comprehensive income	—	—	—	105,943	(26,365)	79,578

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	53,207	1	609	—	—	610

Stock-based compensation expense	75,554	1	3,334	—	—	3,335

Stock-based compensation forfeited	(56,260)	(1)	1	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(76,249)	—	(76,249)

Ending balance at September 30, 2023	127,101,349	$1,271	1,023,591	671,092	(197,523)	1,498,431
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$67,528	105,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,940	14,928
Loss on sale of investments	39,413	8,306
Net (gain)/loss on sale of assets	(5,646)	743
Mortgage banking activity	(2,616)	5,342
Gain on sale of SBA loans	(2,873)	(1,390)
Gain on sale of mortgage servicing rights	—	(8,305)
Net depreciation, amortization and accretion	18,113	16,473
Decrease/(increase) in other assets	44,932	(114,158)
Increase in other liabilities	19,721	15,617
Net amortization on marketable securities	754	2,438
Noncash compensation expense related to stock benefit plans	4,355	3,335
Noncash write-down of other assets	6,140	37
Deferred income tax expense	2,641	(3,610)
Origination of loans held-for-sale	(150,354)	(137,789)
Proceeds from sale of loans held-for-sale	154,594	139,819
Net cash provided by operating activities	204,642	47,729

Investing activities:
Purchase of marketable securities available-for-sale	(383,192)	(23,502)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	47,482	50,517
Proceeds from maturities and principal reductions of marketable securities available-for-sale	59,925	81,803
Proceeds from sale of marketable securities available-for-sale	275,585	101,229
Proceeds from bank-owned life insurance	874	2,798
Loan originations	(2,729,306)	(2,928,360)
Proceeds from sale of mortgage servicing rights	—	13,118
Proceeds from loan maturities and principal reductions	2,820,106	2,524,676
Net proceeds/(redemptions) of FHLB stock	8,923	(261)
Proceeds from sale of real estate owned	746	1,343
Purchases of premises and equipment, net	(2,076)	(1,617)
Net cash provided by/(used in) investing activities	99,067	(178,256)

Financing activities:
Net increase in deposits	91,177	325,334
Net decrease in short-term borrowings	(194,521)	(76,578)
Decrease in advances by borrowers for taxes and insurance	(20,553)	(19,960)
Cash dividends paid on common stock	(76,369)	(76,249)
Proceeds from stock options exercised	1,180	610
Net cash (used in)/provided by financing activities	(199,086)	153,157
Net increase in cash and cash equivalents	$104,623	22,630

Cash and cash equivalents at beginning of period	$122,260	139,365
Net increase in cash and cash equivalents	104,623	22,630
Cash and cash equivalents at end of period	$226,883	161,995

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $81,238 and $56,021, respectively)	$175,637	96,469
Income taxes	15,245	38,236

Non-cash activities:
Loan foreclosures and repossessions	$3,259	2,844
Sale of real estate owned financed by the Company	—	70
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve System (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. Northwest operates 141 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

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

The results of operations for the quarter ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$46,292	—	(8,497)	37,795

Debt issued by government-sponsored enterprises:
Due after one year through five years	136	—	(4)	132

Municipal securities:
Due after one year through five years	884	18	(2)	900
Due after five years through ten years	15,729	277	(1,382)	14,624
Due after ten years	52,244	288	(6,971)	45,561

Corporate debt issues:
Due after five years through ten years	25,396	307	(867)	24,836

Mortgage-backed securities:
Fixed rate pass-through	222,573	2,926	(12,641)	212,858
Variable rate pass-through	3,905	57	(4)	3,958
Fixed rate agency CMOs	835,445	3,801	(113,373)	725,873
Variable rate agency CMOs	45,500	44	(213)	45,331
Total mortgage-backed securities	1,107,423	6,828	(126,231)	988,020
Total marketable securities available-for-sale	$1,248,104	7,718	(143,954)	1,111,868

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,135)	18,865
Due after ten years	49,383	—	(9,934)	39,449

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,986	—	(5,763)	40,223
Due after five years through ten years	386	—	(12)	374

Municipal securities:
Due after one year through five years	4,279	22	(427)	3,874
Due after five years through ten years	20,725	—	(1,437)	19,288
Due after ten years	60,762	125	(8,580)	52,307

Corporate debt issues:
Due after five years through ten years	8,466	—	(778)	7,688

Mortgage-backed securities:
Fixed rate pass-through	209,069	27	(25,222)	183,874
Variable rate pass-through	7,140	11	(71)	7,080
Fixed rate agency CMOs	789,842	—	(143,055)	646,787
Variable rate agency CMOs	23,965	38	(453)	23,550
Total mortgage-backed securities	1,030,016	76	(168,801)	861,291
Total marketable securities available-for-sale	$1,240,003	223	(196,867)	1,043,359

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$109,460	—	(10,520)	98,940
Due after five years through ten years	15,000	—	(1,923)	13,077

Mortgage-backed securities:
Fixed rate pass-through	136,439	—	(16,184)	120,255
Variable rate pass-through	387	—	—	387
Fixed rate agency CMOs	504,957	—	(65,502)	439,455
Variable rate agency CMOs	529	—	(2)	527
Total mortgage-backed securities	642,312	—	(81,688)	560,624
Total marketable securities held-to-maturity	$766,772	—	(94,131)	672,641

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$69,471	—	(8,100)	61,371
Due after five years through ten years	54,987	—	(8,700)	46,287

Mortgage-backed securities:
Fixed rate pass-through	147,874	—	(20,834)	127,040
Variable rate pass-through	449	1	—	450
Fixed rate agency CMOs	541,529	—	(77,694)	463,835
Variable rate agency CMOs	529	—	(6)	523
Total mortgage-backed securities	690,381	1	(98,534)	591,848
Total marketable securities held-to-maturity	$814,839	1	(115,334)	699,506

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at September 30, 2024 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$42	43
Due after one year through five years	10,889	10,807
Due after five years through ten years	8,723	7,928
Due after ten years	1,087,769	969,242
Total mortgage-backed securities	$1,107,423	988,020

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at September 30, 2024 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$64	62
Due after one year through five years	19,983	18,219
Due after five years through ten years	20,192	17,088
Due after ten years	602,073	525,255
Total mortgage-backed securities	$642,312	560,624

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	149,944	(20,944)	149,944	(20,944)
Municipal securities	—	—	41,002	(8,355)	41,002	(8,355)
Corporate issues	2,677	(92)	7,694	(775)	10,371	(867)
Mortgage-backed securities - agency	50,187	(174)	1,183,798	(207,745)	1,233,985	(207,919)
Total	$52,864	(266)	1,382,438	(237,819)	1,435,302	(238,085)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2024, which were comprised of 325 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of September 30, 2024, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2024.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2024 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2024.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,460	124,460
Mortgage-backed securities	642,312	642,312
Total marketable securities held-to-maturity	$766,772	766,772

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,128,027	130,131	3,258,158	3,283,299	144,886	3,428,185
Home equity loans	1,063,095	104,107	1,167,202	1,103,410	124,448	1,227,858
Vehicle loans	1,824,554	50,393	1,874,947	1,943,540	65,061	2,008,601
Consumer loans	95,406	27,679	123,085	111,446	5,980	117,426
Total Personal Banking	6,111,082	312,310	6,423,392	6,441,695	340,375	6,782,070

Commercial Banking:
Commercial real estate loans (4)	2,422,509	210,672	2,633,181	2,389,537	238,920	2,628,457
Commercial real estate loans - owner occupied	337,561	23,637	361,198	319,195	26,358	345,553
Commercial loans	1,881,643	5,144	1,886,787	1,623,481	35,248	1,658,729
Total Commercial Banking	4,641,713	239,453	4,881,166	4,332,213	300,526	4,632,739
Total loans receivable, gross	10,752,795	551,763	11,304,558	10,773,908	640,901	11,414,809

Allowance for credit losses	(120,883)	(4,930)	(125,813)	(118,079)	(7,164)	(125,243)
Total loans receivable, net (5)	$10,631,912	546,833	11,178,745	10,655,829	633,737	11,289,566
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $9 million of loans held-for-sale at September 30, 2024 and December 31, 2023.
(4) Includes $0 of loans held-for-sale at September 30, 2024 and December 31, 2023.
(5) Includes $60 million and $68 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2024 and December 31, 2023.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2024 (in thousands):

	Balance as of September 30, 2024	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,553	(1,444)	(255)	253	14,999
Home equity loans	4,704	187	(890)	197	5,210
Vehicle loans	22,162	2,371	(2,064)	491	21,364
Consumer loans	1,869	1,327	(1,496)	370	1,668
Total Personal Banking	42,288	2,441	(4,705)	1,311	43,241

Commercial Banking:
Commercial real estate loans	48,613	(1,577)	(475)	106	50,559
Commercial real estate loans - owner occupied	3,849	223	—	11	3,615
Commercial loans	31,063	4,640	(1,580)	348	27,655
Total Commercial Banking	83,525	3,286	(2,055)	465	81,829
Total	$125,813	5,727	(6,760)	1,776	125,070

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$—	(1)	—	—	1
Home equity loans	59	(4)	—	—	63
Total Personal Banking	59	(5)	—	—	64

Commercial Banking:
Commercial real estate loans	3,407	(1,043)	—	—	4,450
Commercial real estate loans - owner occupied	159	8	—	—	151
Commercial loans	9,308	188	—	—	9,120
Total Commercial Banking	12,874	(847)	—	—	13,721
Total off-balance sheet exposure	$12,933	(852)	—	—	13,785

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2024 (in thousands):

	Balance September 30, 2024	Current period provision	Charge-offs	Recoveries	Balance December 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,553	(5,218)	(669)	1,247	18,193
Home equity loans	4,704	53	(1,539)	787	5,403
Vehicle loans	22,162	444	(6,578)	1,385	26,911
Consumer loans	1,869	3,610	(4,116)	1,176	1,199
Total Personal Banking	42,288	(1,111)	(12,902)	4,595	51,706

Commercial Banking:
Commercial real estate loans	48,613	(2,289)	(1,324)	959	51,267
Commercial real estate loans - owner occupied	3,849	42	—	32	3,775
Commercial loans	31,063	15,488	(4,062)	1,142	18,495
Total Commercial Banking	83,525	13,241	(5,386)	2,133	73,537
Total	$125,813	12,130	(18,288)	6,728	125,243

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$—	(2)	—	—	2
Home equity loans	59	(6)	—	—	65
Total Personal Banking	59	(8)	—	—	67

Commercial Banking:
Commercial real estate loans	3,407	(2,740)	—	—	6,147
Commercial real estate loans - owner occupied	159	(14)	—	—	173
Commercial loans	9,308	(1,428)	—	—	10,736
Total Commercial Banking	12,874	(4,182)	—	—	17,056
Total off-balance sheet exposure	$12,933	(4,190)	—	—	17,123

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2023 (in thousands):

	Balance September 30, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,090	(2,047)	(923)	799	—	19,261
Home equity loans	5,044	(705)	(719)	566	—	5,902
Vehicle loans	27,226	7,267	(4,731)	1,631	—	23,059
Consumer loans	1,202	3,463	(3,860)	934	—	665
Total Personal Banking	50,562	7,978	(10,233)	3,930	—	48,887

Commercial Banking:
Commercial real estate loans	48,582	3,587	(1,556)	1,619	426	44,506
Commercial real estate loans - owner occupied	3,479	(515)	(68)	58	—	4,004
Commercial loans	22,218	3,813	(3,360)	1,126	—	20,639
Total Commercial Banking	74,279	6,885	(4,984)	2,803	426	69,149
Total	$124,841	14,863	(15,217)	6,733	426	118,036

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	3	(1)	—	—	—	4
Home equity loans	67	(7)	—	—	—	74
Total Personal Banking	70	(8)	—	—	—	78

Commercial Banking:
Commercial real estate loans	4,797	(578)	—	—	—	5,375
Commercial real estate loans - owner occupied	140	(239)	—	—	—	379
Commercial loans	7,971	890	—	—	—	7,081
Total Commercial Banking	12,908	73	—	—	—	12,835
Total off-balance sheet exposure	$12,978	65	—	—	—	12,913

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2024 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,258,158	13,553	7,541	—
Home equity loans	1,167,202	4,704	4,041	—
Vehicle loans	1,874,947	22,162	5,009	—
Consumer loans	123,085	1,869	196	717
Total Personal Banking	6,423,392	42,288	16,787	717

Commercial Banking:
Commercial real estate loans	2,633,181	48,613	42,612	—
Commercial real estate loans - owner occupied	361,198	3,849	859	—
Commercial loans	1,886,787	31,063	16,570	328
Total Commercial Banking	4,881,166	83,525	60,041	328

Total	$11,304,558	125,813	76,828	1,045

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended September 30, 2024 (in thousands):

		September 30, 2024
	Nonaccrual loans at January 1, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$8,727	6,707	834	7,541	—
Home equity loans	4,492	3,900	141	4,041	—
Vehicle loans	4,816	4,024	985	5,009	—
Consumer loans	229	196	—	196	717
Total Personal Banking	18,264	14,827	1,960	16,787	717

Commercial Banking:
Commercial real estate loans	71,297	22,695	19,917	42,612	—
Commercial real estate loans - owner occupied	676	859	—	859	—
Commercial loans	4,147	16,408	162	16,570	328
Total Commercial Banking	76,120	39,962	20,079	60,041	328

Total	$94,384	54,789	22,039	76,828	1,045

During the three and nine months ended September 30, 2024, we did not recognize any interest income on nonaccrual loans.

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

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of September 30, 2024 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$36,268	—	—	36,268
Commercial loans	3,014	5,061	2,583	10,658
Total Commercial Banking	39,282	5,061	2,583	46,926

Total	$39,282	5,061	2,583	46,926

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$66,934	66,934
Commercial loans	150	150
Total Commercial Banking	67,084	67,084

Total	$67,084	67,084

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

	For the quarter ended September 30,
	2024				2023
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	$494	—	0.02%	192	—	0.01%
Home equity loans	—	29	—	0.00%	122	85	0.02%
Consumer loans	—	—	11	0.01%	—	—	—%
Total Personal Banking	—	523	11	0.01%	314	85	0.01%

Commercial Banking:
Commercial real estate loans	1,357	—	—	0.05%	—	—	—%
Commercial loans	—	35	—	—%	15	—	—%
Total Commercial Banking	1,357	35	—	0.03%	15	—	—%

Total	$1,357	$558	11	0.02%	329	85	0.00%

	For the nine months ended September 30,
	2024					2023
	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	979	—	—	0.03%	450	—	0.01%
Home equity loans	—	551	—	84	0.05%	283	85	0.03%
Consumer loans	—	—	—	13	0.01%	—	3	—%
Total Personal Banking	—	1,530	—	97	0.03%	733	88	0.01%

Commercial Banking:
Commercial real estate loans	1,628	202	—	—	0.07%	197	—	0.01%
Commercial real estate loans - owner occupied	—	—	680	—	0.19%	—	—	—%
Commercial loans	—	35	—	8	—%	663	—	0.04%
Total Commercial Banking	1,628	237	680	8	0.05%	860	—	0.02%

Total	$1,628	1,767	680	105	0.04%	1,593	88	0.01%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended September 30,
	2024			2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	156	0	—%	169
Home equity loans	—%	105	0	5%	112
Consumer loans	5%	10	0	12%	0
Total Personal Banking	5%	151	0	17%	140

Commercial Banking:
Commercial real estate loans	—%	0	0.3	—%	0
Commercial loans	—%	6	0	—%	23
Total Commercial Banking	—%	6	0.3	—%	23
Total loans	5%	142	0.3	17%	135

	For the nine months ended September 30,
	2024			2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	151	0	—	149
Home equity loans	2%	99	0	5%	96
Consumer loans	6%	66	0	12%	356
Total Personal Banking	3%	130	0	17%	126

Commercial Banking:
Commercial real estate loans	—%	117	0.5	—	25
Commercial real estate loans - owner occupied	2%	0	0	—	0
Commercial loans	4%	32	0	—	9
Total Commercial Banking	2%	102	0.5	—	13
Total loans	2%	126	0.5	17%	68

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans modified within the previous twelve months of September 30, 2024 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$976	—	—	3
Home equity loans	525	13	9	88
Consumer loans	13	—	—	—
Total Personal Banking	1,514	13	9	91

Commercial Banking:
Commercial real estate loans	1,830	—	—	—
Commercial real estate loans - owner occupied	680	—	—	—
Commercial loans	43	—	—	—
Total Commercial Banking	2,553	—	—	—
Total loans	$4,067	13	9	91

The following table presents the performance of loans modified since the adoption of ASU 2022-02 as of September 30, 2023 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$450	—	—	—
Home equity loans	368	—	—	—
Consumer loans	3	—	—	—
Total Personal Banking	821	—	—	—

Commercial Banking:
Commercial real estate loans	74	—	—	123
Commercial loans	—	15	—	648
Total Commercial Banking	74	15	—	771
Total loans	$895	15	—	771

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the period ended September 30, 2024 and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

Term extension
Personal Banking:
Residential mortgage loans	$3
Home equity loans	88
Total Personal Banking	91

Total	$91

The following table provides the amortized cost basis of financing receivables that had a payment default during the period ended September 30, 2023 and were modified since the adoption of ASU 2022-02 to borrowers experiencing financial difficulty (in thousands):

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$685	9,027	5,370	15,082	3,243,076	3,258,158	—
Home equity loans	3,907	882	2,558	7,347	1,159,855	1,167,202	—
Vehicle loans	9,808	3,166	3,077	16,051	1,858,896	1,874,947	—
Consumer loans	969	434	906	2,309	120,776	123,085	717
Total Personal Banking	15,369	13,509	11,911	40,789	6,382,603	6,423,392	717

Commercial Banking:
Commercial real estate loans	5,919	7,643	6,167	19,729	2,613,452	2,633,181	—
Commercial real estate loans - owner occupied	—	—	—	—	361,198	361,198	—
Commercial loans	3,260	753	14,484	18,497	1,868,290	1,886,787	328
Total Commercial Banking	9,179	8,396	20,651	38,226	4,842,940	4,881,166	328
Total loans	$24,548	21,905	32,562	79,015	11,225,543	11,304,558	1,045

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$30,041	7,796	7,995	45,832	3,382,353	3,428,185	1,671
Home equity loans	5,761	982	3,126	9,869	1,217,989	1,227,858	26
Vehicle loans	10,382	3,326	3,051	16,759	1,991,842	2,008,601	44
Consumer loans	829	428	927	2,184	115,242	117,426	722
Total Personal Banking	47,013	12,532	15,099	74,644	6,707,426	6,782,070	2,463

Commercial Banking:
Commercial real estate loans	2,010	1,031	6,535	9,576	2,618,881	2,628,457	225
Commercial real estate loans - owner occupied	1,194	—	177	1,371	344,182	345,553	—
Commercial loans	4,196	703	2,780	7,679	1,651,050	1,658,729	10
Total Commercial Banking	7,400	1,734	9,492	18,626	4,614,113	4,632,739	235
Total originated loans	$54,413	14,266	24,591	93,270	11,321,539	11,414,809	2,698

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of September 30, 2024 (in thousands):

	YTD September 30, 2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$23,970	195,945	638,920	759,324	478,181	1,150,387	—	—	3,246,727
Substandard	—	51	1,401	267	259	9,453	—	—	11,431
Total residential mortgage loans	23,970	195,996	640,321	759,591	478,440	1,159,840	—	—	3,258,158
Residential mortgage current period charge-offs	—	—	(262)	—	(113)	(294)	—	—	(669)
Home equity loans
Pass	22,491	61,170	89,615	92,832	129,272	248,594	474,033	44,944	1,162,951
Substandard	—	—	120	91	162	1,613	1,308	957	4,251
Total home equity loans	22,491	61,170	89,735	92,923	129,434	250,207	475,341	45,901	1,167,202
Home equity current period charge-offs	—	—	(41)	(2)	(197)	(411)	(557)	(331)	(1,539)
Vehicle loans
Pass	453,937	503,197	497,117	265,552	78,513	71,623	—	—	1,869,939
Substandard	157	1,086	1,717	1,276	307	465	—	—	5,008
Total vehicle loans	454,094	504,283	498,834	266,828	78,820	72,088	—	—	1,874,947
Vehicle current period charge-offs	(78)	(1,705)	(1,974)	(1,644)	(323)	(854)	—	—	(6,578)
Consumer loans
Pass	22,809	16,742	7,426	3,339	997	6,704	63,495	659	122,171
Substandard	3	61	25	8	—	14	722	81	914
Total consumer loans	22,812	16,803	7,451	3,347	997	6,718	64,217	740	123,085
Consumer loan current period charge-offs	(349)	(1,736)	(470)	(198)	(62)	(725)	(543)	(33)	(4,116)
Total Personal Banking	523,367	778,252	1,236,341	1,122,689	687,691	1,488,853	539,558	46,641	6,423,392
Commercial Banking:
Commercial real estate loans
Pass	133,296	240,845	481,825	261,936	293,395	871,032	24,784	23,890	2,331,003
Special mention	—	4,294	17,645	18,323	14,570	15,376	746	—	70,954
Substandard	—	6,902	41,510	48,625	21,533	112,403	175	76	231,224
Total commercial real estate loans	133,296	252,041	540,980	328,884	329,498	998,811	25,705	23,966	2,633,181
Commercial real estate current period charge-offs	—	—	(44)	(360)	—	(920)	—	—	(1,324)
Commercial real estate loans - owner occupied
Pass	52,440	13,999	28,641	46,102	12,138	148,673	1,991	—	303,984
Special mention	—	1,184	7,194	1,293	—	7,068	—	—	16,739
Substandard	—	12,865	875	—	4,595	18,679	751	2,710	40,475
Total commercial real estate loans - owner occupied	52,440	28,048	36,710	47,395	16,733	174,420	2,742	2,710	361,198
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	510,269	380,280	279,532	32,637	14,137	56,373	531,611	3,594	1,808,433
Special mention	7,434	26,726	4,180	652	271	100	11,255	1,096	51,714
Substandard	349	10,075	5,506	1,001	148	1,689	4,746	3,126	26,640
Total commercial loans	518,052	417,081	289,218	34,290	14,556	58,162	547,612	7,816	1,886,787
Commercial loans current period charge-offs	—	(170)	(2,777)	(115)	(226)	(627)	(119)	(28)	(4,062)
Total Commercial Banking	703,788	697,170	866,908	410,569	360,787	1,231,393	576,059	34,492	4,881,166

Total loans	$1,227,155	1,475,422	2,103,249	1,533,258	1,048,478	2,720,246	1,115,617	81,133	11,304,558
For the nine months ended September 30, 2024, $13 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$186,081	665,379	792,488	506,068	244,678	1,019,152	—	—	3,413,846
Substandard	—	1,581	—	1,252	311	11,195	—	—	14,339
Total residential mortgage loans	186,081	666,960	792,488	507,320	244,989	1,030,347	—	—	3,428,185
Residential mortgage current period charge-offs	—	(9)	(5)	(130)	(23)	(1,023)	—	—	(1,189)
Home equity loans
Pass	71,497	100,639	106,043	146,121	94,144	197,259	463,868	43,526	1,223,097
Substandard	—	236	54	197	35	1,733	1,447	1,059	4,761
Total home equity loans	71,497	100,875	106,097	146,318	94,179	198,992	465,315	44,585	1,227,858
Home equity current period charge-offs	—	(53)	(46)	—	(48)	(352)	(144)	(209)	(852)
Vehicle loans
Pass	664,876	682,275	397,809	132,775	67,853	58,153	—	—	2,003,741
Substandard	646	1,418	1,453	299	556	488	—	—	4,860
Total vehicle loans	665,522	683,693	399,262	133,074	68,409	58,641	—	—	2,008,601
Vehicle current period charge-offs	(678)	(1,844)	(1,967)	(475)	(652)	(853)	—	—	(6,468)
Consumer loans
Pass	24,277	11,582	5,552	2,072	1,355	6,603	64,214	820	116,475
Substandard	55	43	19	6	6	46	726	50	951
Total consumer loans	24,332	11,625	5,571	2,078	1,361	6,649	64,940	870	117,426
Consumer loan current period charge-offs	(3,412)	(511)	(390)	(157)	(177)	(980)	(317)	(38)	(5,983)
Total Personal Banking	947,432	1,463,153	1,303,418	788,790	408,938	1,294,629	530,255	45,455	6,782,070
Commercial Banking:
Commercial real estate loans
Pass	223,335	470,762	303,873	332,620	228,382	745,244	27,583	24,804	2,356,603
Special Mention	2,819	24,735	27,871	5,365	4,053	38,665	711	—	104,219
Substandard	1,920	750	26,850	18,167	37,044	82,717	79	108	167,635
Total commercial real estate loans	228,074	496,247	358,594	356,152	269,479	866,626	28,373	24,912	2,628,457
Commercial real estate current period charge-offs	(14)	—	(492)	—	(51)	(1,741)	—	—	(2,298)
Commercial real estate loans - owner occupied
Pass	24,725	51,986	47,655	15,984	28,614	140,175	2,378	2,390	313,907
Special Mention	1,221	120	1,218	—	14,386	2,952	—	—	19,897
Substandard	—	—	118	1,666	4,646	4,641	—	678	11,749
Total commercial real estate loans - owner occupied	25,946	52,106	48,991	17,650	47,646	147,768	2,378	3,068	345,553
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	482,605	430,378	73,469	26,868	34,090	54,617	531,742	4,110	1,637,879
Special Mention	508	3,671	52	299	240	26	1,882	—	6,678
Substandard	—	3,015	872	356	2,361	840	4,729	1,999	14,172
Total commercial loans	483,113	437,064	74,393	27,523	36,691	55,483	538,353	6,109	1,658,729
Commercial loans current period charge-offs	(35)	(2,072)	(517)	(430)	(205)	(845)	(60)	(2)	(4,166)
Total Commercial Banking	737,133	985,417	481,978	401,325	353,816	1,069,877	569,104	34,089	4,632,739

Total loans	$1,684,565	2,448,570	1,785,396	1,190,115	762,754	2,364,506	1,099,359	79,544	11,414,809
For the year ended December 31, 2023, $19 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(71,536)	(69,609)
Core deposit intangibles - net	$3,363	5,290
Total intangible assets - net	$3,363	5,290

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2024 and 2023, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the succeeding fiscal years until the intangible assets are fully amortized (in thousands):

For the quarter ended September 30, 2024	$590
For the quarter ended September 30, 2023	795
For the nine months ended September 30, 2024	1,926
For the nine months ended September 30, 2023	2,546
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	304

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2023	$380,997
Balance at September 30, 2024	$380,997

We performed our annual goodwill impairment test as of June 30, 2024 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at September 30, 2024 and December 31, 2023 are presented in the following table (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$175,000	5.15%	$175,000	5.71%
Notes payable to the FHLB of Pittsburgh, due within one year	—	—%	163,500	5.70%
Collateralized borrowings, due within one year	21,624	1.59%	35,495	1.72%
Collateral received, due within one year	7,750	5.72%	24,900	5.26%
Total borrowed funds	$204,374		$398,895

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At September 30, 2024, the carrying value of these loans was $5.8 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At September 30, 2024 there was no balance on the revolving line of credit, and at December 31, 2023 the balance was $164 million.

At September 30, 2024 and December 31, 2023, collateralized borrowings due within one year were $22 million and $35 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At September 30, 2024, the carrying value of the cash and securities used as collateral was $37 million.

At September 30, 2024 and December 31, 2023, collateral received was $8 million and $25 million, respectively. This represents collateral posted to us from our derivative counterparties.

At September 30, 2024 and December 31, 2023, term notes payable to the FHLB of Pittsburgh due within one year were $175 million. The September 30, 2024 total is made up of seven advances: $25 million at 5.15% maturing October 28, 2024; $25 million at 5.09% maturing October 31, 2024; $25 million at 5.15% maturing November 8, 2024; $25 million at 5.16% maturing November 12, 2024; $25 million at 5.16% maturing November 12, 2024; $25 million at 5.17% maturing November 19, 2024; $25 million at 5.14% maturing November 29, 2024.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year ended December 31, 2023 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At September 30, 2024 and December 31, 2023, subordinated debentures, net of issuance costs, were $114 million. For the nine months ended September 30, 2024 and September 30, 2023 total interest expense paid on the subordinate notes was $4 million.

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

	Maturity date	Interest rate	Capital debt securities	September 30, 2024	December 31, 2023
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,018	7,999
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,816	2,796
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,865	3,788
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,857	3,778
			$128,875	129,769	129,574
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For each of the nine month periods ended September 30, 2024 and September 30, 2023 total interest expense paid on trust preferred securities was $7 million.

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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2024, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $58 million, of which $41 million is fully collateralized. At September 30, 2024, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $20 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $11 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $2 million at September 30, 2024. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(7)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three months and nine months ended September 30, 2024 and basic and diluted EPS for the three and nine months ended September 30, 2023, and the treasury stock method was used to determine diluted earnings per share for the three months and nine months ended September 30, 2024.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$33,618	39,220	67,528	105,943
Less: Dividends and undistributed earnings allocated to participating securities	43	99	86	267
Net income available to common shareholders - two class method - Basic and Diluted	$33,575	39,121	67,442	105,676

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	127,206,579	126,767,507	127,015,478	126,629,786
Add: Potentially dilutive shares	507,932	234,139	553,536	373,605
Denominator for treasury stock method - Diluted	127,714,511	127,001,646	127,569,014	127,003,391

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	127,206,579	126,767,507	127,015,478	126,629,786
Add: Average participating shares outstanding	162,943	320,177	162,943	320,177
Denominator for two class method - Diluted	127,369,522	127,087,684	127,178,421	126,949,963

Basic earnings per share	$0.26	0.31	0.53	0.83

Diluted earnings per share	$0.26	0.31	0.53	0.83

Anti-dilutive awards (1)	2,195	2,832	2,369	2,832
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

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$1,425	1,560	—	—
Interest cost	2,205	2,245	15	7
Expected return on plan assets	(3,776)	(3,479)	—	—
Amortization of prior service cost	(563)	(564)	—	—
Amortization of the net loss	18	20	10	10
Net periodic cost	$(691)	(218)	25	17

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$4,275	4,680	—	—
Interest cost	6,615	6,735	45	21
Expected return on plan assets	(11,328)	(10,437)	—	—
Amortization of prior service cost	(1,689)	(1,692)	—	—
Amortization of the net loss	54	60	30	30
Net periodic cost	$(2,073)	(654)	75	51

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2024 and December 31, 2023, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2024 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$226,883	226,883	226,883	—	—
Securities available-for-sale	1,111,868	1,111,868	—	1,111,868	—
Securities held-to-maturity	766,772	672,641	—	672,641	—
Loans receivable, net	11,169,375	10,494,023	—	—	10,494,023
Loans held-for-sale	9,370	9,370	—	—	9,370
Accrued interest receivable	46,678	46,678	46,678	—	—
Interest rate lock commitments	673	673	—	—	673
Forward commitments	115	115	—	115	—
Foreign exchange swaps	6	6	—	6	—
Interest rate swaps designated as hedging instruments	90	90	—	90	—
Interest rate swaps not designated as hedging instruments	31,761	31,761	—	31,761	—
FHLB stock	21,223	21,223	—	—	—
Total financial assets	$13,384,814	12,615,331	273,561	1,816,481	10,504,066

Financial liabilities:
Savings and checking deposits	$9,361,030	9,361,030	9,361,030	—	—
Time deposits	2,710,049	2,492,832	—	—	2,492,832
Borrowed funds	204,374	194,912	194,912	—	—
Subordinated debt	114,451	107,555	—	107,555	—
Junior subordinated debentures	129,769	120,054	—	—	120,054
Foreign exchange swaps	173	173	—	173	—
Interest rate swaps designated as hedging instruments	2,085	2,085	—	2,085	—
Interest rate swaps not designated as hedging instruments	31,924	31,924	—	31,924	—
Risk participation agreements	49	49	—	49	—
Accrued interest payable	15,125	15,125	15,125	—	—
Total financial liabilities	$12,569,029	12,325,739	9,571,067	141,786	2,612,886

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2024 and December 31, 2023.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	37,795	—	37,795
Government-sponsored enterprises	—	132	—	132
States and political subdivisions	—	61,085	—	61,085
Corporate	—	24,836	—	24,836
Total debt securities	—	123,848	—	123,848

Mortgage-backed securities:
GNMA	—	55,677	—	55,677
FNMA	—	65,222	—	65,222
FHLMC	—	95,913	—	95,913
Non-agency	—	4	—	4
Collateralized mortgage obligations:
GNMA	—	558,360	—	558,360
FNMA	—	78,304	—	78,304
FHLMC	—	134,540	—	134,540
Total mortgage-backed securities	—	988,020	—	988,020

Interest rate lock commitments	—	—	673	673
Forward commitments	—	115	—	115
Foreign exchange swaps	—	6	—	6
Interest rate swaps designated as hedging instruments	—	90	—	90
Interest rate swaps not designated as hedging instruments	—	31,761	—	31,761
Total assets	$—	1,143,840	673	1,144,513

Foreign exchange swaps	$—	173	—	173
Interest rate swaps designated as hedging instruments	—	2,085	—	2,085
Interest rate swaps not designated as hedging instruments	—	31,924	—	31,924
Risk participation agreements	—	49	—	49
Total liabilities	$—	34,231	—	34,231

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	58,314	—	58,314
Government-sponsored enterprises	—	40,597	—	40,597
States and political subdivisions	—	75,469	—	75,469
Corporate	—	7,688	—	7,688
Total debt securities	—	182,068	—	182,068

Mortgage-backed securities:
GNMA	—	17,441	—	17,441
FNMA	—	102,678	—	102,678
FHLMC	—	70,830	—	70,830
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	331,784	—	331,784
FNMA	—	148,892	—	148,892
FHLMC	—	189,661	—	189,661
Total mortgage-backed securities	—	861,291	—	861,291

Interest rate lock commitments	—	—	641	641
Forward commitments	—	12	—	12
Interest rate swaps designated as hedging instruments	—	713	—	713
Interest rate swaps not designated as hedging instruments	—	41,406	—	41,406
Total assets	$—	1,085,490	641	1,086,131

Foreign exchange swaps	$—	291	—	291
Interest rate swaps designated as hedging instruments	—	1,198	—	1,198
Interest rate swaps not designated as hedging instruments	—	41,437	—	41,437
Risk participation agreements	—	14	—	14
Total liabilities	$—	42,940	—	42,940

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Beginning balance,	$791	761	641	559
Interest rate lock commitments:
Net activity	(118)	(97)	32	105

Ending balance	$673	664	673	664

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	14,949	14,949
Mortgage servicing rights	—	—	23	23
Real estate owned, net	—	—	76	76
Total assets	$—	—	15,048	15,048

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2024 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$14,949	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	23	Discounted cash flow	Annual service cost	$88
			Prepayment rate	6.5% to 18.7% (11.0%)
			Expected life (months)	50.3 to 101.9 (70.5)
			Option adjusted spread	725 basis points
			Forward yield curve	5.31% to 4.50%

Real estate owned, net	76	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	9,370	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	90	125,000	2,085
Derivatives not designated as hedging instruments:
Interest rate swap agreements	748,903	31,761	748,903	31,924
Foreign exchange swap agreements	2,987	6	119	173
Interest rate lock commitments	27,536	673	—	—
Forward commitments	4,514	115	—	—
Risk participation agreements	—	—	137,126	49
Total Derivatives	$833,940	32,645	1,011,148	34,231

At December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	713	100,000	1,198
Derivatives not designated as hedging instruments:
Interest rate swap agreements	725,139	41,406	725,139	41,437
Foreign exchange swap agreements	—	—	12,278	291
Interest rate lock commitments	21,857	641	—	—
Forward commitments	281	12	—	—
Risk participation agreements	—	—	101,727	14
Total derivatives	$822,277	42,772	939,144	42,940
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Hedging derivatives:
Decrease in interest expense	$732	627	2,198	831

Non-hedging swap derivatives:
(Decrease)/increase in other income	(221)	203	(45)	(127)
(Decrease)/increase in mortgage banking income	(73)	(221)	135	(46)

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended September 30, 2024 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.51%	$(462)	5/11/2027	31
Issued May 12, 2023	25,000	3.56%	(450)	5/12/2028	43
Issued May 19, 2023	25,000	3.86%	(377)	11/19/2027	38
Issued May 31, 2023	25,000	4.04%	(326)	11/30/2026	26
Issued July 26, 2023	25,000	4.24%	(271)	7/26/2028	46
Issued July 31, 2023	25,000	4.27%	(249)	1/31/2028	40
Issued August 9, 2023	25,000	4.31%	(254)	8/9/2027	34
Total	$175,000		$(2,389)

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2024, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)

Other comprehensive/(loss) income before reclassification adjustments (1) (3)	27,947	(3,654)	—	24,293
Amounts reclassified from accumulated other comprehensive income (2) (4)	—	—	(387)	(387)

Net other comprehensive income/(loss)	27,947	(3,654)	(387)	23,906

Balance as of September 30, 2024	$(105,012)	(1,544)	378	(106,178)

	For the quarter ended September 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)

Other comprehensive (loss)/income before reclassification adjustments (5) (7)	(29,715)	1,825	—	(27,890)
Amounts reclassified from accumulated other comprehensive income (6) (8)	—	—	(382)	(382)

Net other comprehensive income/(loss)	(29,715)	1,825	(382)	(28,272)

Balance as of September 30, 2023	$(192,987)	3,562	(8,098)	(197,523)
(1)Consists of unrealized holding gains, net of tax of ($8,980).
(2)Consists of realized losses, net of tax of $0.
(3)Change in fair value of interest rate swaps, net of tax $1,068.
(4)Consists of realized gains, net of tax of $148.
(5)Consists of unrealized holding losses, net of tax of $9,140.
(6)Consists of realized losses, net of tax of $0.
(7)Change in fair value of interest rate swaps, net of tax ($533).
(8)Consists of realized gains, net of tax of $152.

	For the nine months ended September 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive income/(loss) before reclassification adjustments (1) (3)	18,858	(1,170)	—	17,688
Amounts reclassified from accumulated other comprehensive income (2) (4)	26,789	—	(1,163)	25,626

Net other comprehensive income/(loss)	45,647	(1,170)	(1,163)	43,314

Balance as of September 30, 2024	$(105,012)	(1,544)	378	(106,178)

	For the nine months ended September 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	—	(6,952)	(171,158)

Other comprehensive loss before reclassification adjustments (5) (7)	(34,417)	3,562	—	(30,855)
Amounts reclassified from accumulated other comprehensive income (6) (8)	5,636	—	(1,146)	4,490

Net other comprehensive loss	(28,781)	3,562	(1,146)	(26,365)

Balance as of September 30, 2023	$(192,987)	3,562	(8,098)	(197,523)
(1)Consists of unrealized holding gains, net of tax of ($7,054).
(2)Consists of realized losses, net of tax of ($7,706).
(3)Change in fair value of interest rate swaps, net of tax $342.
(4)Consists of realized gains, net of tax of $442.
(5)Consists of unrealized holding losses, net of tax $9,603.
(6)Consists of realized losses, net of tax ($1,731).
(7)Change in fair value of interest rate swaps, net of tax ($1,041).
(8)Consists of realized gains, net of tax of $456.

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
•    our ability to manage our growth internally and our ability to successfully integrate acquired entities, businesses or branch offices;
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

Comparison of Financial Condition

Total assets at September 30, 2024 were $14.4 billion, a decrease of $65 million from December 31, 2023. This decrease in assets was primarily driven by decreases in personal banking loans receivable, partially offset by increases in cash and cash equivalents, marketable securities and commercial banking loans receivable. A discussion of significant changes follows.

Cash and cash equivalents increased by $105 million, or 86%, to $227 million at September 30, 2024, from $122 million at December 31, 2023 due to growth in our deposits coupled with a focus on profitability and credit discipline while investing these cash flows into commercial loans.

Total marketable securities increased to $1.9 billion at September 30, 2024, an increase of $20 million, or 1%, from December 31, 2023. Available-for-sale securities increased by $69 million, driven by the securities portfolio restructure in the prior quarter, while held-to-maturity securities decreased $48 million, driven by maturities and regular monthly cash flows.

Gross loans receivable decreased by $110 million, or 1%, to $11.3 billion at September 30, 2024. Our personal banking loan portfolio decreased by $359 million, or 5%, to $6.4 billion at September 30, 2024 from $6.8 billion at December 31, 2023. Cash flows from our personal banking portfolio were partially redirected to fund commercial banking growth, which increased by $248 million, or 5%, to $4.9 billion at September 30, 2024, from $4.6 billion at December 31, 2023. This increase represents organic loan growth resulting from the new commercial lending verticals that we implemented during the prior year. Specifically, our commercial and industrial (C&I) loan portfolio increased by $228 million, or 14% compared to December 31, 2023.

The following table provides the various loan sectors in our commercial real estate portfolio at September 30, 2024:

Property type	Percent of portfolio
5 or more unit dwelling	16.6%
Retail Building	11.5
Nursing Home	11.2
Commercial office building - non-owner occupied	8.9
Manufacturing & industrial building	5.4
Warehouse/storage building	5.1
Residential acquisition & development - 1-4 family, townhouses and apartments	4.3
Commercial office building - owner occupied	4.0
Multi-use building - commercial, retail and residential	3.9
Multi-use building - office and warehouse	3.1
Other medical facility	3.0
Single family dwelling	2.6
Student housing	2.1
Hotel/motel	2.1
Agricultural real estate	2.0
All other	14.2
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at September 30, 2024:

State	Percent of portfolio
New York	33.9%
Pennsylvania	29.3
Ohio	19.8
Indiana	8.9
All other	8.1
Total	100.0%

Total deposits increased by $91 million, or 1%, to $12.1 billion at September 30, 2024 from $12.0 billion at December 31, 2023. This increase was driven by a $107 million, or 4%, increase in time deposits as we continued competitively positioning our deposit products, a $42 million, or 2%, increase in interest demand deposit accounts and a $41 million, or 2%, increase in savings deposits. Partially offsetting these increases was a decrease in non-interest bearing deposit accounts by $87 million, or 3%, due to seasonality in customer deposit account balances.

As of September 30, 2024, we had $212 million of brokered deposits, which made up 8% of our time deposits and 2% of our total deposit balance at quarter end. The balance carried an average all-in cost of 5.37% and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at quarter end we had $697 million of deposits through our participation in the Intrafi Network Deposits and FIS Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.91%.

At September 30, 2024 and December 31, 2023, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.9 billion and $1.8 billion respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of September 30, 2024
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,097,247	25.7%	5,234
Less intercompany deposit accounts	1,201,625	10.0%	12
Less collateralized deposit accounts	480,039	4.0%	262
Uninsured deposits excluding intercompany and collateralized accounts	$1,415,583	11.7%	4,960
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $19.6 million, or 0.16% of total deposits, as of September 30, 2024. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $103 million, or 0.85% of total deposits, as of September 30, 2024. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $285,000 as of September 30, 2024.

Total shareholders’ equity remained stable at $1.6 billion, or $12.49 per share, at September 30, 2024 compared to $12.20 per share at December 31, 2023, increasing by $40 million in the current year. This increase was the result of year-to-date earnings of $68 million as well as an improvement in accumulated other comprehensive loss of $43 million, or 29%, primarily due to an increase in realized losses on our available-for-sale investment portfolio as a result of the investment sales made during the period, partially offset by $76 million of cash dividend payments for the nine months ended September 30, 2024.

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

	At September 30, 2024
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,705,283	16.024%	$1,117,392	10.500%	$1,064,183	10.000%
Northwest Bank	1,460,909	13.740%	1,116,384	10.500%	1,063,223	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,457,698	13.698%	904,555	8.500%	851,346	8.000%
Northwest Bank	1,327,894	12.489%	903,739	8.500%	850,578	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,331,918	12.516%	744,928	7.000%	691,719	6.500%
Northwest Bank	1,327,894	12.489%	744,256	7.000%	691,095	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,457,698	10.283%	567,025	4.000%	708,782	5.000%
Northwest Bank	1,327,894	9.374%	566,633	4.000%	708,292	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,799,883	16.753%	$1,128,054	10.500%	$1,074,337	10.000%
Northwest Bank	1,520,736	14.167%	1,127,076	10.500%	1,073,406	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,553,766	14.463%	913,186	8.500%	859,469	8.000%
Northwest Bank	1,388,808	12.938%	912,395	8.500%	858,725	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,428,181	13.294%	752,036	7.000%	698,319	6.500%
Northwest Bank	1,388,808	12.938%	751,384	7.000%	697,714	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,553,766	10.841%	573,290	4.000%	716,612	5.000%
Northwest Bank	1,388,808	9.697%	572,903	4.000%	716,128	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Regulatory Considerations
In September 2024, the FDIC adopted a final statement of policy regarding its review of Bank Merger Act (“BMA”) applications. The final policy statement addresses, among other things, an expanded scope of transactions subject to FDIC approval, a more rigorous process for evaluating BMA applications, and heightened expectations with respect to the BMA's statutory factors. As a result, BMA applications to the FDIC will now require additional information.

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at September 30, 2024 was 11.25%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2024, Northwest had $3.3 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of September 30, 2024, as well as $500 million of borrowing capacity available with the Federal Reserve Bank and $105 million with two correspondent banks.

Dividends

We paid $25 million in cash dividends during the quarters ended September 30, 2024 and 2023. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for September 30, 2024 and 2023 was 76.9% and 64.5% on dividends of $0.20 per share. On October 17, 2024, the Board of Directors declared a cash dividend of $0.20 per share payable on November 18, 2024 to shareholders of record as of November 8, 2024. This represents the 120th consecutive quarter we have paid a cash dividend.

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

	September 30, 2024	December 31, 2023
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,370	7,995
Home equity loans	2,558	3,126
Vehicle loans	3,077	3,051
Other consumer loans	906	927
Commercial real estate loans	6,167	6,535
Commercial real estate - owner occupied	—	177
Commercial loans	14,484	2,780
Total loans 90 days or more past due	$32,562	24,591
Total real estate owned (REO)	$76	104
Total loans 90 days or more past due and REO	32,638	24,695
Total loans 90 days or more past due to net loans receivable	0.29%	0.22%
Total loans 90 days or more past due and REO to total assets	0.23%	0.17%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	31,516	21,894
Nonaccrual loans - loans less than 90 days past due	45,312	72,490
Loans 90 days or more past due still accruing	1,045	2,698
Total nonperforming loans	77,873	97,082
Total nonperforming assets	$77,949	97,186
Total nonaccrual loans to total loans	0.68%	0.83%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2024, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $0.6 million to $126 million, or 1.11% of total loans at September 30, 2024, up slightly from 1.10% at December 31, 2023.

Total classified loans increased by $101 million to $320 million at September 30, 2024 compared to $218 million at December 31, 2023. The primary driver of the increase over the current year is reflective of the Company’s exposure to the Long Term Healthcare segment and the challenges a few operators have experienced post Covid.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $77 million at September 30, 2024 decreased by $18 million, or 19%, from $94 million at December 31, 2023, or 0.68% of total loans receivable as of September 30, 2024 and 0.83% of total loans receivable as of December 31, 2023. As a percentage of average loans, annualized net charge-offs remained low at 0.14% for the nine months ended September 30, 2024 compared to 0.11% for the year ended December 31, 2023.

Comparison of Operating Results for the Quarters Ended September 30, 2024 and 2023

The following chart provides a reconciliation of net income from the quarter ended September 30, 2023 to the the quarter ended September 30, 2024 (dollars in thousands):

Net income for the quarter ended September 30, 2024 was $34 million, or $0.26 per diluted share, a decrease of $6 million, or 14%, from net income of $39 million, or $0.31 per diluted share, for the quarter ended September 30, 2023. This decrease in net income resulted primarily from a $4 million increase in the provision for credit losses, a $3 million, or 10%, decrease in noninterest income and an increase in noninterest expense of $3 million, or 4%, partially offset by an increase in net interest income of $3 million, or 3%, and a $2 million, or 14%, decrease in income tax expense. Net income for the quarter ended September 30, 2024 represents annualized returns on average equity and average assets of 8.50% and 0.93%, respectively, compared to 10.27% and 1.08% for the same quarter last year.

Net income for the nine months ended September 30, 2024 was $68 million, or $0.53 per diluted share, a decrease of $51 million, or 37%, from net income of $138 million, or $0.83 per diluted share, for the nine months ended September 30, 2023. This decrease in net income resulted primarily from a $39 million loss on sale of securities, a decrease in net interest income of $8 million, or 2%, and an increase in noninterest expense of $12 million, or 5%, partially offset by a decrease in the provision for credit losses of $7 million, or 47%, and a $13 million, or 14%, decrease in income tax expense. Net income for the nine months ended September 30, 2024 represents annualized returns on average equity and average assets of 5.80% and 0.63%, respectively, compared to 9.37% and 0.99% for the nine months ended September 30, 2023. A further discussion of notable changes follows.

To make it easier to compare both the results across several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in the discussion below on a fully taxable equivalent “FTE basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $126, an amount that, if taxed at the statutory federal income tax rate of 21%, would yield $100. See the "GAAP to Non-GAAP Reconciliations" for information regarding tax-equivalent adjustments and GAAP results.

Net Interest Income

Net Interest Income (FTE)
$109,258
$107,060
$104,095
$107,724
$112,216
3.23%
3.16%
3.10%
3.20%
3.33%
3Q23
4Q23
1Q24
2Q24
3Q24
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the third quarter of 2024 was $111 million which increased $3 million, or 3%, from the third quarter of 2023. Net interest income (FTE) was $112 million for the quarter ended September 30, 2024 and net interest margin (FTE) was 3.33%. Compared to the same quarter of the prior year, net interest income (FTE) increased $3 million and net interest margin (FTE) increased by ten basis points. The increase in net interest income (FTE) and net interest margin (FTE) was driven by an increase in interest income resulting from higher earning asset yields. Partly offsetting this increase was an increase in interest-bearing deposit costs and a shift in funding mix to higher cost deposits due to the higher interest rate environment.

For the nine months ended September 30, 2024, net interest income was $321 million which decreased $8 million, or 2%, from the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net interest income (FTE) was $324 million, a decrease of $8 million, or 2% from the same period last year. Net interest margin (FTE) decreased by 11 basis points. Similar to the quarterly fluctuations noted above, the decrease in net interest income (FTE) included increases in both interest income and interest expense driven by higher interest-bearing deposit costs and balances, partially offset by higher interest-earning asset yields and balances.

Average Loans
$11,191
$11,252
$11,345
$11,369
$11,224
5.01%
5.19%
5.33%
5.47%
5.57%
3Q23
4Q23
1Q24
2Q24
3Q24
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments
$2,117
$2,077
$2,051
$2,021
$1,999
1.80%
1.81%
1.83%
2.13%
2.48%
3Q23
4Q23
1Q24
2Q24
3Q24
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$11,720
$11,796
$11,888
$12,086
$12,097
1.07%
1.37%
1.61%
1.76%
1.78%
3Q23
4Q23
1Q24
2Q24
3Q24
Average deposits (in millions)
Yield on average total deposits

Average Borrowings
$644
$548
$470
$323
$221
4.89%
4.94%
4.89%
4.56%
4.09%
3Q23
4Q23
1Q24
2Q24
3Q24
Average borrowings (in millions)
Yield on average total borrowings

Average loans receivable increased $33 million, or 0.3%, from the quarter ended September 30, 2023 and $263 million, or 2.4% for the nine months ended September 30, 2023. This increase was driven by commercial loans, which grew by $372 million from the quarter ended September 30, 2023 and $456 million from the nine months ended September 30, 2023, as we have continued to build-out our commercial lending verticals, and commercial real estate loans, which grew by $84 million and $148 million from the same periods. These increases were offset partially by a $423 million decrease in personal banking loans from the quarter ended September 30, 2023 and $341 million from the nine months ended September 30, 2023. Interest income on loans receivable increased by $16 million, or 11%, from the same quarter in the prior year, and by $63 million, or 16%, from the same nine-month period in the prior year, the result of increases in both the average yield and the average balance on loans receivable. The average yield on loans receivable increased due to the elevated market interest rates as well as a change in mix to higher yield loan products.

Average investments declined 6% from the third quarter of 2023 and 9% from the nine months ended September 30, 2023 driven by the sale of investment securities during the third quarter of 2024 coupled with regular principal payments and maturities. Interest income on investment securities increased by $3 million, or 31%, from the quarter ended September 30, 2023, and increased by $3 million, 9.7%, for the nine months ended September 30, 2023. The increase is due to the increase in the average yield on investments (FTE) to 2.48% for the quarter ended September 30, 2024 and 2.14% for the nine months ended September 30, 2024 which was partially offset by a decline in the average balance of investments for both periods.

Average deposits grew 3% from the quarter ended September 30, 2023 and 4% from the nine months ended September 30, 2023 driven by an increase in our average time deposits due to customer preferences for this fixed maturity product type which grew by $666 million from the quarter ended September 30, 2023 and by $1.1 billion from the nine months ended September 30, 2023. This increase was partially offset by a $146 million decrease in money market balances from the quarter ended September 30, 2023 and $284 million from the nine months ended September 30, 2023 as customers shifted balances into higher yielding time deposit accounts. Interest expense on deposits increased by $23 million, or 71%, from the quarter ended September 30, 2023, and by $90 million, or 139% from the nine months ended September 30, 2023, primarily attributable to increases in both the average yield and average balance of deposit accounts as we continued competitively positioning our deposit products.

Compared to the quarter ended September 30, 2023, average borrowings saw a 66% reduction, and compared to the nine months ended September 30, 2023 average borrowings decreased 54% primarily attributable to the strategic pay-down of wholesale borrowings. This decrease was made possible by a substantial increase in cash reserves, resulting from the sale of investment securities during the prior quarter, as well as a notable rise in the average balance of deposits. The decrease in the average balance of borrowings resulted in a decrease in interest expense on borrowings by $6 million from the quarter ended September 30, 2023, and by $14 million from the nine months ended September 30, 2023.

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

	Quarter ended September 30,
	2024			2023
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,286,316	31,537	3.84%	$3,476,446	32,596	3.75%
Home equity loans	1,166,866	17,296	5.90%	1,264,134	17,435	5.47%
Consumer loans	1,955,988	26,034	5.29%	2,092,023	23,521	4.46%
Commercial real estate loans	2,995,032	47,473	6.31%	2,911,145	41,611	5.59%
Commercial loans	1,819,400	34,837	7.62%	1,447,211	26,239	7.09%
Loans receivable (a) (b) (d) (includes FTE adjustments of $764 and $735, respectively)	11,223,602	157,177	5.57%	11,190,959	141,402	5.01%
Mortgage-backed securities (c)	1,735,728	10,908	2.51%	1,781,010	8,072	1.81%
Investment securities (c) (d) (includes FTE adjustments of $150 and $154, respectively)	263,127	1,504	2.29%	336,125	1,431	1.70%
FHLB stock, at cost	20,849	394	7.51%	37,722	668	7.03%
Other interest-earning deposits	173,770	2,312	5.29%	67,143	915	5.33%
Total interest-earning assets (includes FTE adjustments of $914 and $889, respectively)	13,417,076	172,295	5.11%	13,412,959	152,488	4.51%
Noninterest-earning assets (e)	934,593			966,364
Total assets	$14,351,669			$14,379,323

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,151,933	6,680	1.23%	$2,116,759	2,695	0.51%
Interest-bearing demand deposits (g)	2,567,682	7,452	1.15%	2,569,229	4,086	0.63%
Money market deposit accounts (g)	1,966,684	9,170	1.85%	2,112,228	6,772	1.27%
Time deposits (g)	2,830,737	30,896	4.34%	2,164,559	18,136	3.32%
Borrowed funds (f)	220,677	2,266	4.09%	643,518	7,937	4.89%
Subordinated debentures	114,396	1,148	4.01%	114,045	1,148	4.03%
Junior subordinated debentures	129,727	2,467	7.56%	129,466	2,456	7.42%
Total interest-bearing liabilities	9,981,836	60,079	2.39%	9,849,804	43,230	1.74%
Noninterest-bearing demand deposits (g)	2,579,775			2,757,091
Noninterest-bearing liabilities	217,161			257,141
Total liabilities	12,778,772			12,864,036
Shareholders’ equity	1,572,897			1,515,287
Total liabilities and shareholders’ equity	$14,351,669			$14,379,323
Net interest income (FTE)/Interest rate spread (FTE) (d)		112,216	2.72%		109,258	2.77%
Net interest-earning assets/Net interest margin (FTE)	$3,435,240		3.33%	$3,563,155		3.23%
Tax equivalent adjustment (d)		914			890
Net interest income, GAAP basis		111,302			108,368
Ratio of interest-earning assets to interest- bearing liabilities	1.34X			1.36X
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
(g)Average cost of deposits were 1.78% and 1.07%, respectively, average cost of interest-bearing deposits were 2.27% and 1.40%, respectively .
(h)Annualized.

Rate/Volume Analysis
(in thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income (FTE) and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

	For the quarter ended September 30, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$15,318	457	15,775
Mortgage-backed securities	3,121	(285)	2,836
Investment securities	490	(417)	73
FHLB stock, at cost	45	(319)	(274)
Other interest-earning deposits	(21)	1,418	1,397
Total interest-earning assets	18,953	854	19,807

Interest-bearing liabilities:
Savings deposits	3,876	109	3,985
Interest-bearing demand deposits	3,371	(5)	3,366
Money market deposit accounts	3,077	(679)	2,398
Time deposits	5,489	7,271	12,760
Borrowed funds	(1,329)	(4,342)	(5,671)
Subordinated debt	(4)	4	—
Junior subordinated debentures	5	6	11
Total interest-bearing liabilities	14,485	2,364	16,849

Net change in net interest income (FTE)	$4,468	(1,510)	2,958

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

	Nine months ended September 30,
	2024			2023
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,340,332	96,392	3.85%	$3,485,130	97,090	3.71%
Home equity loans	1,185,145	51,893	5.85%	1,273,878	50,467	5.30%
Consumer loans	2,012,461	77,401	5.14%	2,119,717	66,977	4.22%
Commercial real estate loans	3,005,966	136,556	6.07%	2,857,555	117,074	5.40%
Commercial loans	1,768,325	99,923	7.55%	1,312,750	67,465	6.78%
Loans receivable (a) (b) (d) (includes FTE adjustments of $2,227 and $1,937, respectively)	11,312,229	462,165	5.46%	11,049,030	399,073	4.83%
Mortgage-backed securities (c)	1,729,064	28,278	2.18%	1,849,567	24,935	1.80%
Investment securities (c) (d) (includes FTE adjustments of $427 and $579, respectively)	294,598	4,251	1.92%	364,956	4,909	1.79%
FHLB stock, at cost	26,195	1,499	7.64%	40,945	2,202	7.19%
Other interest-earning deposits	124,037	4,935	5.31%	64,560	1,931	4.00%
Total interest-earning assets (includes FTE adjustments of $2,654 and $2,516, respectively)	13,486,123	501,128	4.96%	13,369,058	433,050	4.33%
Noninterest-earning assets (e)	919,969			880,799
Total assets	$14,406,092			$14,249,857

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,139,461	17,673	1.10%	$2,163,564	4,777	0.30%
Interest-bearing demand deposits (g)	2,554,172	19,501	1.02%	2,550,433	6,684	0.35%
Money market deposit accounts (g)	1,962,019	25,684	1.75%	2,246,422	17,289	1.03%
Time deposits (g)	2,787,306	91,780	4.40%	1,733,428	35,993	2.78%
Borrowed funds (f)	337,427	11,636	4.61%	740,011	26,077	4.71%
Subordinated debentures	114,310	3,444	4.02%	113,958	3,444	4.03%
Junior subordinated debentures	129,662	7,375	7.60%	129,401	6,889	7.02%
Total interest-bearing liabilities	10,024,357	177,093	2.36%	9,677,217	101,153	1.40%
Noninterest-bearing demand deposits (g)	2,581,018			2,822,178
Noninterest-bearing liabilities	245,917			239,034
Total liabilities	12,851,292			12,738,429

Shareholders’ equity	1,554,800			1,511,428

Total liabilities and shareholders’ equity	$14,406,092			$14,249,857

Net interest income (FTE)/Interest rate spread (FTE) (d)		324,035	2.60%		331,897	2.93%

Net interest-earning assets/Net interest margin (FTE)	$3,461,766		3.21%	$3,691,841		3.32%

Tax equivalent adjustment (d)		2,654			2,516
Net interest income, GAAP basis		321,381			329,381

Ratio of interest-earning assets to interest-bearing liabilities	1.35X			1.38X
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
(g)Average cost of deposits were 1.72% and 0.75%, respectively and average cost of Interest-bearing deposits were 2.19% and 1%, respectively.
(h)Annualized.

Rate/Volume Analysis
(in thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income (FTE) and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

	For the nine months ended September 30, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$52,338	10,754	63,092
Mortgage-backed securities	5,314	(1,971)	3,343
Investment securities	356	(1,014)	(658)
FHLB stock, at cost	142	(845)	(703)
Other interest-earning deposits	637	2,367	3,004
Total interest-earning assets	58,787	9,291	68,078

Interest-bearing liabilities:
Savings deposits	13,095	(199)	12,896
Interest-bearing demand deposits	12,788	29	12,817
Money market deposit accounts	12,118	(3,723)	8,395
Time deposits	21,086	34,701	55,787
Borrowed funds	(559)	(13,882)	(14,441)
Subordinated debt	(11)	11	—
Junior subordinated debentures	472	14	486
Total interest-bearing liabilities	58,989	16,951	75,940

Net change in net interest income (FTE)	$(202)	(7,660)	(7,862)

Provision for Credit Losses

	3Q23	4Q23	1Q24	2Q24	3Q24
Provision for credit losses - loans (in thousands)	$3,983	3,801	4,234	2,169	5,727
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(2,981)	4,145	(799)	(2,539)	(852)
Annualized net charge-offs to average loans	0.13%	0.12%	0.16%	0.07%	0.18%

The provision for credit losses increased by $4 million from the quarter ended September 30, 2023. This increase included a $2 million increase in the provision for credit losses - loans, as well as a $2 million increase in the provision for credit losses - unfunded commitments.

Compared to the nine months ended September 30, 2023, the provision for credit losses decreased $7 million, or 47%. This decrease included a $3 million decrease in the provision for credit losses - loans, as well as a $4 million decrease in the provision for credit losses - unfunded commitments.

The changes in the provision noted above is driven by growth within our commercial lending portfolio and changes in the economic forecasts coupled with a decline in our reserves for unfunded commitments in the current period. This decline is based on the timing of origination and funding of commercial construction loans and lines of credit.

Additionally, the Company saw an increase in classified loans to $320 million, or 2.83% of total loans, at September 30, 2024 from $209 million, or 1.84% of total loans, at September 30, 2023 and $257 million, or 2.26% of total loans, at June 30, 2024. The primary driver of the increase over the past year and quarter is reflective of the Company’s exposure to the Long Term Healthcare segment and the challenges a few operators have experienced post Covid.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2024.

Noninterest Income

Breakdown of Noninterest Income for Third Quarter 2024

7%
2%
5%
29%
57%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income

$30,888
$29,169
$27,963
$27,833
21%
22%
21%
(9)%
20%
$(8,849)
3Q23
4Q23
1Q24
2Q24
3Q24

Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended September 30, 2024 was $28 million, a decrease of $3 million, or 10%, from the quarter ended September 30, 2023, which was driven by a $3 million decline in income from bank-owned life insurance as a result of death benefits received in the prior period. Compared to the nine months ended September 30, 2023, excluding the loss on sale of securities of $39 million, noninterest income increased $2 million, or 2%, in the nine months ended September 30, 2024. The increase from the nine months ended September 30, 2023 was driven by service charges and fees and the gain on sale of SBA loans. Service charges and fees increased $4 million, or 9%, to $47 million for the nine months ended September 30, 2024 driven by commercial loan fees and deposit related fees based on customer activity in the nine months ended September 30, 2024. Additionally, the gain on the sale of SBA loans increased $2 million, or 112%, to $3 million for the nine months ended September 30, 2024 due to increased loan sale activity in the nine months ended September 30, 2024. Partially offsetting these increases was a decrease in income from bank owned life insurance of $3 million, or 40%, to $4 million due to death benefits received in the prior period.

Noninterest Expense

Breakdown of Noninterest Expense for Third Quarter 2024

10%
4%
16%
8%
62%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)
$87,570
$90,676
$90,024
$92,420
$90,767
3Q23
4Q23
1Q24
2Q24
3Q24

(a) Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, real estate owned expense, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $3 million, or 4%, from the quarter ended September 30, 2023. This increase was primarily attributable to an increase in compensation and employee benefits expense of $5 million, or 10%, to $56 million for the quarter ended September 30, 2024, from $51 million for the quarter ended September 30, 2023 driven primarily by the build out of the commercial business and related credit, risk management, and internal audit support functions over the past year coupled with an increase in contracted employees utilized during the quarter and an increase in employee benefits expense.

Noninterest expense increased $12 million, or 5%, to $273 million for the nine months ended September 30, 2024 from $261 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in compensation and employee benefits expense of $16 million, or 11%, for the nine months ended September 30, 2023 for the same reasons noted above. Partially offsetting this increase was a decrease in non-personnel expense related to a decline in merger, asset disposition and restructuring expense and marketing expenses. Marketing expenses decreased by $2 million, or 19%, for the nine months ended September 30, 2024, due primarily to the timing of deposit marketing campaigns. Merger, asset disposition and restructuring expense decreased $1 million, or 34%, due to the severance and fixed asset charges related to the branch optimization and personnel reductions during the prior year.

Income Taxes

The provision for income taxes decreased by $2 million from the quarter ended September 30, 2023 and $13 million from the nine months ended September 30, 2023 primarily due to lower income before income taxes.

The provision for income taxes is primarily driven by changes in our current period income before taxes. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2024.

GAAP to Non-GAAP Reconciliations

The following non-GAAP financial measures used by the Company provide information useful to investors in understanding our operating performance and trends, and facilitate comparisons with the performance of our peers. The following table summarizes the non-GAAP financial measures derived from amounts reported in the Company’s Consolidated Statements of Income.

	Quarter ended					Nine months ended September 30,
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	2024	2023

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$111,302	106,841	103,238	106,302	108,368	321,381	329,381
Plus: Taxable-equivalent adjustment	914	883	857	758	890	2,654	2,516
Net interest income FTE	112,216	107,724	104,095	107,060	109,258	324,035	331,897

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2024 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2024 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.3)%	(3.0)%	(4.8)%	0.3%	(4.8%)	(7.1%)
Projected percentage increase/(decrease) in net income	(3.1)%	(7.3)%	(11.5)%	0.8%	(11.9%)	(17.3%)
Projected increase/(decrease) in return on average equity	(2.9)%	(6.9)%	(11.1)%	0.8%	(11.3%)	(16.7%)
Projected increase/(decrease) in earnings per share	$(0.03)	$(0.08)	$(0.13)	$0.01	$(0.13)	$(0.19)
Projected percentage increase/(decrease) in market value of equity	(5.6%)	(11.9%)	(18.3%)	3.3%	3.6%	2.9%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended September 30, 2024, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended September 30, 2024, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 7, 2024	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)