Form 10-Q
period 2025-03-31
Northwest Bancshares, Inc.
filed 2025-05-06
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 127,752,451 shares outstanding as of April 30, 2025.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$353,203	288,378
Marketable securities available-for-sale (amortized cost of $1,304,760 and $1,278,665, respectively)	1,153,385	1,108,944
Marketable securities held-to-maturity (fair value of $637,803 and $637,948, respectively)	735,909	750,586
Total cash and cash equivalents and marketable securities	2,242,497	2,147,908

Loans held-for-sale	71,206	76,331
Loans held for investment	11,216,445	11,180,014
Allowance for credit losses	(122,809)	(116,819)
Loans receivable, net	11,093,636	11,063,195

FHLB stock, at cost	17,941	21,006
Accrued interest receivable	45,949	46,356
Real estate owned, net	80	35
Premises and equipment, net	123,138	124,246
Bank-owned life insurance	254,444	253,137
Goodwill	380,997	380,997
Other intangible assets, net	2,334	2,837
Other assets	221,505	292,176
Total assets	$14,453,727	14,408,224

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,640,943	2,621,415
Interest-bearing demand deposits	2,590,568	2,666,504
Money market deposit accounts	2,124,293	2,007,739
Savings deposits	2,221,901	2,171,251
Time deposits	2,596,451	2,677,645
Total deposits	12,174,156	12,144,554

Borrowed funds	197,270	200,331
Subordinated debt	114,625	114,538
Junior subordinated debentures	129,899	129,834
Advances by borrowers for taxes and insurance	44,121	42,042
Accrued interest payable	6,843	6,935
Other liabilities	157,858	173,134
Total liabilities	12,824,772	12,811,368

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,736,303 and 127,508,003 shares issued and outstanding, respectively	1,277	1,275
Additional paid-in capital	1,035,093	1,033,385
Retained earnings	691,066	673,110
Accumulated other comprehensive loss	(98,481)	(110,914)
Total shareholders’ equity	1,628,955	1,596,856
Total liabilities and shareholders’ equity	$14,453,727	14,408,224
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2025	2024
Interest income:
Loans receivable	$164,638	149,571
Mortgage-backed securities	11,730	7,944
Taxable investment securities	933	794
Tax-free investment securities	512	491
FHLB stock dividends	366	607
Interest-earning deposits	2,416	832
Total interest income	180,595	160,239
Interest expense:
Deposits	47,325	47,686
Borrowed funds	5,452	9,315
Total interest expense	52,777	57,001
Net interest income	127,818	103,238
Provision for credit losses - loans	8,256	4,234
Provision/(benefit) for credit losses - unfunded commitments	(345)	(799)
Net interest income after provision for credit losses	119,907	99,803
Noninterest income:
Gain on sale of SBA loans	1,238	873
Service charges and fees	14,987	15,523
Trust and other financial services income	7,910	7,127
Gain on real estate owned, net	84	57
Income from bank-owned life insurance	1,331	1,502
Mortgage banking income	696	452
Other operating income	2,109	2,429
Total noninterest income	28,355	27,963
Noninterest expense:
Compensation and employee benefits	54,540	51,540
Premises and occupancy costs	8,400	7,627
Office operations	2,977	2,767
Collections expense	328	336
Processing expenses	13,990	14,725
Marketing expenses	1,880	2,149
Federal deposit insurance premiums	2,328	3,023
Professional services	2,756	4,065
Amortization of intangible assets	504	701
Merger, asset disposition and restructuring expense	1,123	955
Other expenses	2,911	2,136
Total noninterest expense	91,737	90,024
Income before income taxes	56,525	37,742
Federal and state income taxes expense	13,067	8,579
Net income	$43,458	29,163
Basic earnings per share	$0.34	0.23
Diluted earnings per share	$0.34	0.23
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(in thousands)

	Quarter ended March 31,
	2025	2024
Net income	$43,458	29,163
Other comprehensive income/(loss) net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($4,483) and $1,758, respectively	13,863	(5,698)
Net unrealized holding gains/(losses) on marketable securities	13,863	(5,698)

Change in fair value of interest rate swaps, net of tax of $378 and ($630), respectively	(1,261)	2,154

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $64 and $147, respectively	(169)	(388)

Other comprehensive income/(loss)	12,433	(3,932)

Total comprehensive income	$55,891	25,231
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	43,458	—	43,458

Other comprehensive income, net of tax of ($4,041)	—	—	—	—	12,433	12,433

Total comprehensive income	—	—	—	43,458	12,433	55,891

Exercise of stock options	2,977	—	31	—	—	31

Stock-based compensation expense	226,084	2	1,677	—	—	1,679

Stock-based compensation forfeited	(761)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,502)	—	(25,502)

Ending balance at March 31, 2025	127,736,303	$1,277	1,035,093	691,066	(98,481)	1,628,955

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	29,163	—	29,163

Other comprehensive loss, net of tax of $1,275	—	—	—	—	(3,932)	(3,932)

Total comprehensive income/(loss)	—	—	—	29,163	(3,932)	25,231

Exercise of stock options	10	—	20	—	—	20

Stock-based compensation expense	146,086	2	1,301	—	—	1,303

Stock-based compensation forfeited	(3,360)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,422)	—	(25,422)

Ending balance at March 31, 2024	127,253,189	$1,273	1,026,173	678,427	(153,424)	1,552,449

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$43,458	29,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,911	3,435
Net loss on sale of assets	(101)	(6,023)
Mortgage banking activity	(670)	(794)
Gain on sale of SBA loans	(1,143)	(852)
Net depreciation, amortization and accretion	596	4,646
Decrease in other assets	65,841	33,565
Decrease in other liabilities	(16,895)	(2,427)
Net amortization on marketable securities	(51)	625
Noncash compensation expense related to stock benefit plans	1,679	1,303
Noncash write-down of other assets	160	5,929
Origination of loans held-for-sale	(35,979)	(43,052)
Proceeds from sale of loans held-for-sale	42,806	45,183
Net cash provided by operating activities	107,612	70,701

Investing activities:
Purchase of marketable securities available-for-sale	(46,420)	(79,052)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	14,497	13,553
Proceeds from maturities and principal reductions of marketable securities available-for-sale	20,556	20,501
Loan originations	(915,437)	(1,055,402)
Proceeds from loan maturities and principal reductions	879,505	962,835
Net proceeds/(redemptions) of FHLB stock	3,065	(665)
Proceeds from sale of real estate owned	120	114
Purchases of premises and equipment, net	(1,822)	(5,471)
Net cash used in investing activities	(45,936)	(143,587)

Financing activities:
Net increase in deposits	29,602	91,742
Net (decrease)/increase in short-term borrowings	(3,061)	1,888
Increase in advances by borrowers for taxes and insurance	2,079	1,717
Cash dividends paid on common stock	(25,502)	(25,422)
Proceeds from stock options exercised	31	20
Net cash provided by financing activities	3,149	69,945
Net increase/(decrease) in cash and cash equivalents	$64,825	(2,941)

Cash and cash equivalents at beginning of period	$288,378	122,260
Net increase/(decrease) in cash and cash equivalents	64,825	(2,941)
Cash and cash equivalents at end of period	$353,203	119,319

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $40,140 and $37,257, respectively)	$52,869	53,275
Income taxes	774	612

Non-cash activities:
Loan foreclosures and repossessions	$850	1,148
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 141 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest Bank, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, and Mutual Federal Interest Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$44,404	—	(8,913)	35,491

Debt issued by government-sponsored enterprises:
Due after one year through five years	106	—	(4)	102

Municipal securities:
Due after one year through five years	848	11	—	859
Due after five years through ten years	17,783	120	(1,947)	15,956
Due after ten years	50,075	82	(8,823)	41,334

Corporate debt issues:
Due in one year or less	5,486	1	(58)	5,429
Due after five years through ten years	19,968	773	(57)	20,684
Due after ten years	3,000	5	—	3,005

Mortgage-backed securities:
Fixed rate pass-through	240,994	1,176	(13,799)	228,371
Variable rate pass-through	3,521	57	(3)	3,575
Fixed rate agency CMOs	874,552	1,613	(121,492)	754,673
Variable rate agency CMOs	44,023	28	(145)	43,906
Total mortgage-backed securities	1,163,090	2,874	(135,439)	1,030,525
Total marketable securities available-for-sale	$1,304,760	3,866	(155,241)	1,153,385

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$45,289	—	(9,898)	35,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	122	—	(4)	118

Municipal securities:
Due after one year through five years	888	10	(2)	896
Due after five years through ten years	16,662	4	(1,756)	14,910
Due after ten years	51,257	4	(8,440)	42,821

Corporate debt issues:
Due in one year or less	5,485	—	(78)	5,407
Due after five years through ten years	19,944	815	(65)	20,694

Mortgage-backed securities:
Fixed rate pass-through	237,892	106	(17,581)	220,417
Variable rate pass-through	3,738	54	(3)	3,789
Fixed rate agency CMOs	852,648	174	(132,989)	719,833
Variable rate agency CMOs	44,740	30	(102)	44,668
Total mortgage-backed securities	1,139,018	364	(150,675)	988,707
Total marketable securities available-for-sale	$1,278,665	1,197	(170,918)	1,108,944

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in one year or less	$16,478	—	(497)	15,981
Due after one year through five years	107,985	—	(11,667)	96,318

Mortgage-backed securities:
Fixed rate pass-through	129,505	—	(17,095)	112,410
Variable rate pass-through	356	2	—	358
Fixed rate agency CMOs	481,057	—	(68,846)	412,211
Variable rate agency CMOs	528	—	(3)	525
Total mortgage-backed securities	611,446	2	(85,944)	525,504
Total marketable securities held-to-maturity	$735,909	2	(98,108)	637,803

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$124,462	—	(14,464)	109,998

Mortgage-backed securities:
Fixed rate pass-through	132,816	—	(20,181)	112,635
Variable rate pass-through	364	1	—	365
Fixed rate agency CMOs	492,415	—	(77,989)	414,426
Variable rate agency CMOs	529	—	(5)	524
Total mortgage-backed securities	626,124	1	(98,175)	527,950
Total marketable securities held-to-maturity	$750,586	1	(112,639)	637,948

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at March 31, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$124	121
Due after one year through five years	9,976	9,913
Due after five years through ten years	8,316	7,514
Due after ten years	1,144,674	1,012,977
Total mortgage-backed securities	$1,163,090	1,030,525

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at March 31, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$1	1
Due after one year through five years	19,929	18,324
Due after five years through ten years	20,176	16,976
Due after ten years	571,340	490,203
Total mortgage-backed securities	$611,446	525,504

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	147,892	(21,081)	147,892	(21,081)
Municipal securities	—	—	38,443	(10,770)	38,443	(10,770)
Corporate issues	—	—	6,282	(115)	6,282	(115)
Mortgage-backed securities - agency	130,665	(1,015)	1,145,686	(220,368)	1,276,351	(221,383)
Total	$130,665	(1,015)	1,338,303	(252,334)	1,468,968	(253,349)

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	145,507	(24,366)	145,507	(24,366)
Corporate debt issues	—	—	8,335	(143)	8,335	(143)
Municipal securities	15,407	(186)	39,296	(10,012)	54,703	(10,198)
Mortgage-backed securities - agency	297,828	(3,578)	1,117,280	(245,272)	1,415,108	(248,850)
Total	$313,235	(3,764)	1,310,418	(279,793)	1,623,653	(283,557)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2025, which were comprised of 328 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of March 31, 2025, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2025.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2025 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2025.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,463	124,463
Mortgage-backed securities	611,446	611,446
Total marketable securities held-to-maturity	$735,909	735,909

(3)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Personal Banking:
Residential mortgage loans	3,121,647	3,178,269
Home equity loans	1,141,577	1,149,396
Vehicle loans	1,960,397	1,870,843
Consumer loans	121,072	124,242
Total Personal Banking	6,344,693	6,322,750

Commercial Banking:
Commercial real estate loans	2,423,184	2,495,726
Commercial real estate loans - owner occupied	369,550	354,136
Commercial loans	2,079,018	2,007,402
Total Commercial Banking	4,871,752	4,857,264
Total loans receivable, gross	11,216,445	11,180,014

Allowance for credit losses	(122,809)	(116,819)
Total loans receivable, net (1)	11,093,636	11,063,195
(1) Includes $63 million and $60 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2025 and December 31, 2024, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2025 (in thousands):

	Balance as of March 31, 2025	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,275	(593)	(588)	109	14,347
Home equity loans	4,624	(150)	(273)	202	4,845
Vehicle loans	22,455	1,815	(2,301)	552	22,389
Consumer loans	1,997	1,261	(1,504)	357	1,883
Total Personal Banking	42,351	2,333	(4,666)	1,220	43,464

Commercial Banking:
Commercial real estate loans	45,583	(151)	(116)	1,522	44,328
Commercial real estate loans - owner occupied	4,187	298	—	7	3,882
Commercial loans	30,688	5,776	(571)	338	25,145
Total Commercial Banking	80,458	5,923	(687)	1,867	73,355
Total	$122,809	8,256	(5,353)	3,087	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$61	(1)	—	—	62
Total Personal Banking	61	(1)	—	—	62

Commercial Banking:
Commercial real estate loans	2,956	(1,198)	—	—	4,154
Commercial real estate loans - owner occupied	136	(24)	—	—	160
Commercial loans	10,451	878	—	—	9,573
Total Commercial Banking	13,543	(344)	—	—	13,887
Total off-balance sheet exposure	$13,604	(345)	—	—	13,949

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,121,647	13,275	7,025	—
Home equity loans	1,141,577	4,624	3,004	—
Vehicle loans	1,960,397	22,455	4,924	—
Consumer loans	121,072	1,997	277	550
Total Personal Banking	6,344,693	42,351	15,230	550

Commercial Banking:
Commercial real estate loans	2,423,184	45,583	31,003	—
Commercial real estate loans - owner occupied	369,550	4,187	760	—
Commercial loans	2,079,018	30,688	11,757	53
Total Commercial Banking	4,871,752	80,458	43,520	53

Total	$11,216,445	122,809	58,750	603

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended March 31, 2025 (in thousands):

		March 31, 2025
	Nonaccrual loans at January 1, 2025	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$6,951	6,678	347	7,025
Home equity loans	3,332	2,878	126	3,004
Vehicle loans	4,829	3,810	1,114	4,924
Consumer loans	199	277	—	277
Total Personal Banking	15,311	13,643	1,587	15,230

Commercial Banking:
Commercial real estate loans	36,183	24,138	6,865	31,003
Commercial real estate loans - owner occupied	784	760	—	760
Commercial loans	9,123	11,620	137	11,757
Total Commercial Banking	46,090	36,518	7,002	43,520

Total	$61,401	50,161	8,589	58,750

During the three months ended March 31, 2025, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2024 (in thousands):

		December 31, 2024
	Nonaccrual loans at January 1, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$8,727	6,590	361	6,951
Home equity loans	4,492	3,200	132	3,332
Vehicle loans	4,816	3,958	871	4,829
Consumer loans	229	198	1	199
Total Personal Banking	18,264	13,946	1,365	15,311

Commercial Banking:
Commercial real estate loans	71,297	22,813	13,370	36,183
Commercial real estate loans - owner occupied	676	784	—	784
Commercial loans	4,147	7,471	1,652	9,123
Total Commercial Banking	76,120	31,068	15,022	46,090

Total	$94,384	45,014	16,387	61,401

During the year ended December 31, 2024, we did not recognize any interest income on nonaccrual loans.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of March 31, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$24,668	—	—	24,668
Commercial loans	847	1,660	2,447	4,954
Total Commercial Banking	25,515	1,660	2,447	29,622

Total	$25,515	1,660	2,447	29,622

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$27,907	—	339	28,246
Commercial loans	—	1,651	2,204	3,855
Total Commercial Banking	27,907	1,651	2,543	32,101

Total	$27,907	1,651	2,543	32,101

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

	For the quarter ended March 31,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	$31	—	0.00%	364	490	—	0.03%
Home equity loans	—	89	—	0.01%	—	552	84	0.05%
Consumer loans	—	—	—	—%	—	—	2	—%
Total Personal Banking	—	120	—	0.00%	364	1,042	86	0.02%

Commercial Banking:
Commercial real estate loans	30	1,827	—	0.08%	28,877	243	—	1.09%
Commercial loans	1,785	8	10	0.09%	—	56	10	—%
Total Commercial Banking	1,815	1,835	10	0.08%	28,877	299	10	0.61%

Total	$1,815	$1,955	10	0.03%	29,241	1,341	96	0.27%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended March 31,
	2025			2024
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—%	130	0	—%	143	0.5
Home equity loans	—%	119	0	2%	97	0
Consumer loans	—%	0	0	12%	356	0
Total Personal Banking	—%	122	0	3%	118	0.5

Commercial Banking:
Commercial real estate loans	—%	5	0.5	—%	106	1.0
Commercial loans	1%	89	0.8	4%	118	0
Total Commercial Banking	1%	5	0.8	4%	108	1.0
Total loans	1%	12	0.8	3%	116	1.0

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of March 31, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$516	8	—	191
Home equity loans	195	—	—	25
Consumer loans	9	—	—	—
Total Personal Banking	720	8	—	216

Commercial Banking:
Commercial real estate loans	30	—	—	1,827
Commercial real estate loans - owner occupied	645	—	—	—
Commercial loans	1,828	—	—	—
Total Commercial Banking	2,503	—	—	1,827
Total loans	$3,223	8	—	2,043

The following table presents the performance of loans modified within the previous twelve months of of March 31, 2024 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$406	84	—	364
Home equity loans	616	3	—	17
Consumer loans	2	—	—	—
Total Personal Banking	1,024	87	—	381

Commercial Banking:
Commercial real estate loans	29,121	—	—	—
Commercial loans	10	9	47	—
Total Commercial Banking	29,131	9	47	—
Total loans	$30,155	96	47	381

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the quarter ended March 31,
	2025		2024
	Term extension	Payment delay	Term extension	Payment delay
Personal Banking:
Residential mortgage loans	$—	$191	0	$364
Home equity loans	25	—	17	—
Total Personal Banking	25	191	17	364

Commercial Banking:
Commercial real estate loans	1,827		—	—
Total Commercial Banking	1,827	—	—	—

Total	$1,852	$191	17	364

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$32,840	3,074	4,005	39,919	3,081,728	3,121,647
Home equity loans	3,882	1,290	1,893	7,065	1,134,512	1,141,577
Vehicle loans	8,229	2,418	3,212	13,859	1,946,538	1,960,397
Consumer loans	563	390	814	1,767	119,305	121,072
Total Personal Banking	45,514	7,172	9,924	62,610	6,282,083	6,344,693

Commercial Banking:
Commercial real estate loans	8,281	2,001	23,374	33,656	2,389,528	2,423,184
Commercial real estate loans - owner occupied	255	—	59	314	369,236	369,550
Commercial loans	6,841	2,676	5,994	15,511	2,063,507	2,079,018
Total Commercial Banking	15,377	4,677	29,427	49,481	4,822,271	4,871,752
Total loans	$60,891	11,849	39,351	112,091	11,104,354	11,216,445

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$28,690	10,112	4,931	43,733	3,134,536	3,178,269
Home equity loans	5,365	1,434	2,250	9,049	1,140,347	1,149,396
Vehicle loans	10,242	3,257	3,191	16,690	1,854,153	1,870,843
Consumer loans	860	383	776	2,019	122,223	124,242
Total Personal Banking	45,157	15,186	11,148	71,491	6,251,259	6,322,750

Commercial Banking:
Commercial real estate loans	5,100	857	7,702	13,659	2,482,067	2,495,726
Commercial real estate loans - owner occupied	115	58	—	173	353,963	354,136
Commercial loans	5,632	1,726	7,335	14,693	1,992,709	2,007,402
Total Commercial Banking	10,847	2,641	15,037	28,525	4,828,739	4,857,264
Total originated loans	$56,004	17,827	26,185	100,016	11,079,998	11,180,014

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of March 31, 2025 (in thousands):

	YTD March 31, 2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$4,428	31,032	189,914	619,537	737,209	1,528,650	—	—	3,110,770
Substandard	—	—	51	716	1,398	8,712	—	—	10,877
Total residential mortgage loans	4,428	31,032	189,965	620,253	738,607	1,537,362	—	—	3,121,647
Residential mortgage current period charge-offs	—	—	—	(447)	—	(141)	—	—	(588)
Home equity loans
Pass	18,088	32,055	55,884	81,986	83,995	341,625	479,425	45,309	1,138,367
Substandard	—	58	—	205	91	1,182	779	895	3,210
Total home equity loans	18,088	32,113	55,884	82,191	84,086	342,807	480,204	46,204	1,141,577
Home equity current period charge-offs	—	(8)	—	(27)	—	(215)	(23)	—	(273)
Vehicle loans
Pass	297,328	568,161	404,617	390,389	193,745	101,234	—	—	1,955,474
Substandard	—	593	1,345	1,320	1,125	540	—	—	4,923
Total vehicle loans	297,328	568,754	405,962	391,709	194,870	101,774	—	—	1,960,397
Vehicle current period charge-offs	—	(273)	(603)	(609)	(466)	(350)	—	—	(2,301)
Consumer loans
Pass	6,617	24,385	12,784	5,335	2,170	6,830	61,572	552	120,245
Substandard	—	92	44	8	7	28	553	95	827
Total consumer loans	6,617	24,477	12,828	5,343	2,177	6,858	62,125	647	121,072
Consumer loan current period charge-offs	(590)	(171)	(191)	(121)	(18)	(257)	(143)	(13)	(1,504)
Total Personal Banking	326,461	656,376	664,639	1,099,496	1,019,740	1,988,801	542,329	46,851	6,344,693
Commercial Banking:
Commercial real estate loans
Pass	32,252	184,087	255,211	399,922	248,815	1,005,143	28,848	23,031	2,177,309
Special mention	—	10,733	8,902	18,898	18,528	17,460	303	773	75,597
Substandard	—	319	4,011	13,127	48,323	102,416	972	1,110	170,278
Total commercial real estate loans	32,252	195,139	268,124	431,947	315,666	1,125,019	30,123	24,914	2,423,184
Commercial real estate current period charge-offs	—	—	—	—	—	(116)	—	—	(116)
Commercial real estate loans - owner occupied
Pass	25,706	54,351	14,893	31,830	45,343	147,851	439	—	320,413
Special mention	—	—	1,146	2,182	86	5,423	1,351	994	11,182
Substandard	—	—	11,008	5,677	1,177	19,497	—	596	37,955
Total commercial real estate loans - owner occupied	25,706	54,351	27,047	39,689	46,606	172,771	1,790	1,590	369,550
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	117,365	691,993	326,267	248,280	27,525	61,574	488,641	3,054	1,964,699
Special mention	—	11,996	5,355	3,542	—	14,398	27,179	779	63,249
Substandard	—	7,520	20,934	5,326	1,562	1,774	11,588	2,366	51,070
Total commercial loans	117,365	711,509	352,556	257,148	29,087	77,746	527,408	6,199	2,079,018
Commercial loans current period charge-offs	—	—	—	(355)	(14)	(202)	—	—	(571)
Total Commercial Banking	175,323	960,999	647,727	728,784	391,359	1,375,536	559,321	32,703	4,871,752

Total loans	$501,784	1,617,375	1,312,366	1,828,280	1,411,099	3,364,337	1,101,650	79,554	11,216,445
For the three months ended March 31, 2025, $5 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$28,841	194,267	628,285	745,949	466,888	1,103,217	—	—	3,167,447
Substandard	—	51	1,107	464	321	8,879	—	—	10,822
Total residential mortgage loans	28,841	194,318	629,392	746,413	467,209	1,112,096	—	—	3,178,269
Residential mortgage current period charge-offs	—	—	(387)	—	(114)	(344)	—	—	(845)
Home equity loans
Pass	33,534	58,234	85,308	88,226	124,046	234,918	476,013	45,577	1,145,856
Substandard	—	—	174	91	52	1,352	1,080	791	3,540
Total home equity loans	33,534	58,234	85,482	88,317	124,098	236,270	477,093	46,368	1,149,396
Home equity current period charge-offs	—	—	(40)	(2)	(197)	(558)	(608)	(331)	(1,736)
Vehicle loans
Pass	616,515	452,912	443,997	228,309	64,332	59,950	—	—	1,866,015
Substandard	272	1,472	1,342	1,129	223	390	—	—	4,828
Total vehicle loans	616,787	454,384	445,339	229,438	64,555	60,340	—	—	1,870,843
Vehicle current period charge-offs	(454)	(2,197)	(2,626)	(2,087)	(414)	(1,031)	—	—	(8,809)
Consumer loans
Pass	27,363	14,779	6,330	2,707	735	5,914	65,055	581	123,464
Substandard	36	59	24	—	7	1	578	73	778
Total consumer loans	27,399	14,838	6,354	2,707	742	5,915	65,633	654	124,242
Consumer loan current period charge-offs	(1,106)	(2,015)	(678)	(285)	(116)	(1,044)	(651)	(34)	(5,929)
Total Personal Banking	706,561	721,774	1,166,567	1,066,875	656,604	1,414,621	542,726	47,022	6,322,750
Commercial Banking:
Commercial real estate loans
Pass	189,670	252,202	430,653	258,681	286,457	803,111	26,690	23,578	2,271,042
Special Mention	—	4,877	19,030	18,533	14,383	5,654	237	—	62,714
Substandard	—	2,273	11,137	48,539	19,356	80,417	175	73	161,970
Total commercial real estate loans	189,670	259,352	460,820	325,753	320,196	889,182	27,102	23,651	2,495,726
Commercial real estate current period charge-offs	(102)	(686)	(2,522)	(360)	(619)	(11,032)	—	—	(15,321)
Commercial real estate loans - owner occupied
Pass	53,831	14,252	32,095	46,911	11,933	141,211	640	—	300,873
Special Mention	—	1,166	2,231	93	—	5,165	1,232	—	9,887
Substandard	—	12,572	5,733	—	2,956	18,695	751	2,669	43,376
Total commercial real estate loans - owner occupied	53,831	27,990	40,059	47,004	14,889	165,071	2,623	2,669	354,136
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	729,863	353,568	262,498	29,806	12,633	56,300	475,333	3,381	1,923,382
Special Mention	—	3,914	3,898	627	479	7	28,127	11	37,063
Substandard	7,133	21,606	4,669	1,063	89	1,761	8,847	1,789	46,957
Total commercial loans	736,996	379,088	271,065	31,496	13,201	58,068	512,307	5,181	2,007,402
Commercial loans current period charge-offs	(1,456)	(6,752)	(4,301)	(235)	(522)	(916)	(212)	(68)	(14,462)
Total Commercial Banking	980,497	666,430	771,944	404,253	348,286	1,112,321	542,032	31,501	4,857,264

Total loans	$1,687,058	1,388,204	1,938,511	1,471,128	1,004,890	2,526,942	1,084,758	78,523	11,180,014
For the year ended December 31, 2024, $16 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(72,565)	(72,062)
Core deposit intangibles - net	$2,334	2,837
Total intangible assets - net	$2,334	2,837

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2025 and 2024, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the succeeding fiscal years until the intangible assets are fully amortized (in thousands):

For the quarter ended March 31, 2025	$504
For the quarter ended March 31, 2024	701
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	304

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2024	$380,997
Balance at March 31, 2025	$380,997

We performed our annual goodwill impairment test as of June 30, 2024 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired. As of March 31, 2025, there were no events or changes in circumstances that would cause us to update that year’s goodwill impairment test and we concluded there was no impairment of goodwill as of such dates.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at March 31, 2025 and December 31, 2024 are presented in the following table (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$175,000	4.61%	$175,000	4.64%
Collateralized borrowings, due within one year	18,672	1.75%	22,323	1.73%
Collateral received, due within one year	3,598	4.53%	3,008	4.65%
Total borrowed funds	$197,270		$200,331

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At March 31, 2025, the carrying value of these loans was $5.7 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was no balance on the revolving line of credit at March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, collateralized borrowings due within one year were $19 million and $22 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At March 31, 2025, the carrying value of the cash and securities used as collateral was $36 million.

At March 31, 2025 and December 31, 2024, collateral received was $4 million and $3 million, respectively. This represents collateral posted to us from our derivative counterparties.

At March 31, 2025 and December 31, 2024, term notes payable to the FHLB of Pittsburgh due within one year were $175 million. The The March 31, 2025 total is made up of seven advances each for $25 million.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At March 31, 2025 and December 31, 2024, subordinated debentures, net of issuance costs, were $115 million. For the quarters ended March 31, 2025 and March 31, 2024 total interest expense paid on the subordinate notes was $1 million

(b)    Trust Preferred Securities

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

	Maturity date	Interest rate	Capital debt securities	March 31, 2025	December 31, 2024
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,030	8,024
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,830	2,823
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,918	3,891
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,908	3,883
			$128,875	129,899	129,834
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the quarters ended March 31, 2025 and March 31, 2024 total interest expense paid on trust preferred securities was $2 million.

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
•the trusts to register as an investment company; or
•the preferred securities to no longer qualify as Tier 1 capital.

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approvals.

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2025, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $57 million, of which $41 million is fully collateralized. At March 31, 2025, we had a liability which represents deferred income of $2 million related to the standby letters of credit.

In addition, we maintain a $20 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $10 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $3 million at March 31, 2025. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(7)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the quarters ended March 31, 2025 and 2024 and the treasury stock method was used to determine diluted earnings per share for the quarters ended March 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2025	2024
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$43,458	29,163
Less: Dividends and undistributed earnings allocated to participating securities	54	74
Net income available to common shareholders - two class method - Basic and Diluted	$43,404	29,089

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	127,387,573	126,814,233
Add: Potentially dilutive shares	911,440	784,738
Denominator for treasury stock method - Diluted	128,299,013	127,598,971

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	127,387,573	126,814,233
Add: Average participating shares outstanding	157,993	322,335
Denominator for two class method - Diluted	127,545,566	127,136,568

Basic earnings per share	$0.34	0.23

Diluted earnings per share	$0.34	0.23

Anti-dilutive awards (1)	2,111	2,728
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

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$1,120	1,425	—	—
Interest cost	2,173	2,205	15	15
Expected return on plan assets	(2,989)	(3,776)	—	—
Amortization of prior service cost	(203)	(563)	—	—
Amortization of the net loss	(37)	18	7	10
Net periodic cost	$64	(691)	22	25

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

Interest Rate and Foreign Exchange Swap Agreements and Risk Participation Agreements

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the SOFR discount curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using SOFR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. The fair value of the foreign exchange swap is derived from proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. Risk participation agreements are entered into when Northwest Bank purchases a portion of a commercial loan that has an interest rate swap. Northwest Bank assumes credit risk on its portion of the interest rate swap should the borrower fail to pay as agreed. The value of risk participation agreements is determined based on the value of the swap after considering the credit quality, probability of default, and loss given default of the borrower.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2025 and December 31, 2024, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2025 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$353,203	353,203	353,203	—	—	—
Securities available-for-sale	1,153,385	1,153,385	—	1,153,385	—	—
Securities held-to-maturity	735,909	637,803	—	637,803	—	—
Loans receivable, net	11,093,636	10,442,135	—	—	10,442,135	—
Loans held-for-sale	71,206	71,206	—	66,490	4,716	—
Accrued interest receivable	45,949	45,949	45,949	—	—	—
Interest rate lock commitments	433	433	—	—	433	—
Forward commitments	71	71	—	71	—	—
Foreign exchange swaps	4	4	—	4	—	—
Interest rate swaps designated as hedging instruments	—	—	—	585	—	(585)
Interest rate swaps not designated as hedging instruments	9,040	9,040	—	33,100	—	(24,060)
FHLB stock	17,941	17,941	—	—	—	—
Total financial assets	$13,480,777	12,731,170	399,152	1,891,438	10,447,284	(24,645)

Financial liabilities:
Savings and checking deposits	$9,577,705	9,577,705	9,577,705	—	—	—
Time deposits	2,596,451	2,596,614	—	—	2,596,614	—
Borrowed funds	197,270	193,574	210,576	—	—	(17,002)
Subordinated debt	114,625	117,002	—	117,002	—	—
Junior subordinated debentures	129,899	127,256	—	—	127,256	—
Foreign exchange swaps	91	91	—	91	—	—
Interest rate swaps designated as hedging instruments	—	—	—	727	—	(727)
Interest rate swaps not designated as hedging instruments	26,339	26,339	—	33,255	—	(6,916)
Risk participation agreements	31	31	—	31	—	—
Accrued interest payable	6,843	6,843	6,843	—	—	—
Total financial liabilities	$12,649,254	12,645,455	9,795,124	151,106	2,723,870	(24,645)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2024 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$288,378	288,378	288,378	—	—	—
Securities available-for-sale	1,108,944	1,108,944	—	1,108,944	—	—
Securities held-to-maturity	750,586	637,948	—	637,948	—	—
Loans receivable, net	11,063,195	10,431,355	—	—	10,431,355	—
Loans held-for-sale	76,331	76,331	—	68,620	7,711	—
Accrued interest receivable	46,356	46,356	46,356	—	—	—
Interest rate lock commitments	342	342	—	—	342	—
Forward commitments	34	34	—	34	—	—
Forward exchange swaps	199	199	—	199	—	—
Interest rate swaps designated as hedging instruments	1,497	1,497	—	1,529	—	(32)
Interest rate swaps not designated as hedging instruments	3,493	3,493	—	37,697	—	(34,204)
FHLB stock	21,006	21,006	—	—	—	—
Total financial assets	$13,360,361	12,615,883	334,734	1,854,971	10,439,408	(34,236)

Financial liabilities:
Savings and checking accounts	$9,466,909	9,466,909	9,466,909	—	—	—
Time deposits	2,677,645	2,677,070	—	—	2,677,070	—
Borrowed funds	200,331	196,277	228,119	—	—	(31,842)
Subordinated debt	114,538	115,982	—	115,982	—	—
Junior subordinated debentures	129,834	128,122	—	—	128,122	—
Foreign exchange swaps	4	4	—	4	—	—
Interest rate swaps designated as hedging instruments	—	—	—	32	—	(32)
Interest rate swaps not designated as hedging instruments	35,405	35,405	—	37,767	—	(2,362)
Risk participation agreements	16	16	—	16	—	—
Accrued interest payable	6,935	6,935	6,935	—	—	—
Total financial liabilities	$12,631,617	12,626,720	9,701,963	153,801	2,805,192	(34,236)
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2025 and December 31, 2024.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	35,491	—	—	35,491
Government-sponsored enterprises	—	102	—	—	102
States and political subdivisions	—	58,149	—	—	58,149
Corporate	—	29,118	—	—	29,118
Total debt securities	—	122,860	—	—	122,860

Mortgage-backed securities:
GNMA	—	48,976	—	—	48,976
FNMA	—	84,059	—	—	84,059
FHLMC	—	98,907	—	—	98,907
Non-agency	—	4	—	—	4
Collateralized mortgage obligations:
GNMA	—	564,526	—	—	564,526
FNMA	—	83,473	—	—	83,473
FHLMC	—	150,580	—	—	150,580
Total mortgage-backed securities	—	1,030,525	—	—	1,030,525

Interest rate lock commitments	—	—	433	—	433
Forward commitments	—	71	—	—	71
Foreign exchange swaps	—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	585	—	(585)	—
Interest rate swaps not designated as hedging instruments	—	33,100	—	(24,060)	9,040
Total assets	$—	1,187,145	433	(24,645)	1,162,933

Foreign exchange swaps	$—	91	—	—	91
Interest rate swaps designated as hedging instruments	—	727	—	(727)	—
Interest rate swaps not designated as hedging instruments	—	33,255	—	(6,916)	26,339
Risk participation agreements	—	31	—	—	31
Total liabilities	$—	34,104	—	(7,643)	26,461

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	35,391	—	—	35,391
Government-sponsored enterprises	—	118	—	—	118
States and political subdivisions	—	58,627	—	—	58,627
Corporate	—	26,101	—	—	26,101
Total debt securities	—	120,237	—	—	120,237

Mortgage-backed securities:
GNMA	—	50,149	—	—	50,149
FNMA	—	84,212	—	—	84,212
FHLMC	—	89,840	—	—	89,840
Non-agency	—	5	—	—	5
Collateralized mortgage obligations:
GNMA	—	562,948	—	—	562,948
FNMA	—	74,395	—	—	74,395
FHLMC	—	127,158	—	—	127,158
Total mortgage-backed securities	—	988,707	—	—	988,707

Interest rate lock commitments	—	—	342	—	342
Forward commitments	—	34	—	—	34
Foreign exchange swaps	—	199	—	—	199
Interest rate swaps designated as hedging instruments	—	1,529	—	(32)	1,497
Interest rate swaps not designated as hedging instruments	—	37,697	—	(34,204)	3,493
Total assets	$—	1,148,403	342	(34,236)	1,114,509

Foreign exchange swaps	$—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	32	—	(32)	—
Interest rate swaps not designated as hedging instruments	—	37,767	—	(2,362)	35,405
Risk participation agreements	—	16	—	—	16
Total liabilities	$—	37,819	—	(2,362)	35,425
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2025	2024
Beginning balance,	$342	641
Interest rate lock commitments:
Net activity	91	(162)
Transfers from Level 3	—	—
Transfers into Level 3	—	—

Ending balance	$433	479

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	13,656	13,656
Mortgage servicing rights	—	—	20	20
Real estate owned, net	—	—	80	80
Total assets	$—	—	13,756	13,756

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	9,801	9,801
Mortgage servicing rights	—	—	20	20
Real estate owned, net	—	—	35	35
Total assets	$—	—	9,856	9,856

Individually Assessed Loans — A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2024 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2025 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$13,656	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	20	Discounted cash flow	Annual service cost	$89
			Prepayment rate	6.5% to 18.9% (11.0%)
			Expected life (months)	49.8 to 101.4 (70.7)
			Option adjusted spread	724 basis points
			Forward yield curve	4.43% to 4.31%

Real estate owned, net	80	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	4,716	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

As of March 31, 2025, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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

We enter into interest rate lock commitments for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative financial instruments under applicable accounting guidance. Interest rate lock commitments on loans held-for-sale are carried at fair value in other assets on the Consolidated Statement of Financial Condition. Northwest Bank sells loans to the secondary market on a mandatory or best efforts basis. The loans sold on a mandatory basis commit us to deliver a specific principal amount of mortgage loans to an investor at a specified price, by a specified date, or the commitment must be paired off. These forward commitments entered into on a mandatory delivery basis meet the definition of a derivative financial instrument. All closed loans to be sold on a mandatory delivery basis are classified as held-for-sale on the Consolidated Statement of Financial Condition. Changes to the fair value of the interest rate lock commitments and the forward commitments are recorded in mortgage banking income in the Consolidated Statements of Income.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	585	100,000	727
Derivatives not designated as hedging instruments:
Interest rate swap agreements	845,371	33,100	845,371	33,255
Foreign exchange swap agreements	2,709	4	5,445	91
Interest rate lock commitments	19,425	433	—	—
Forward commitments	1,954	71	—	—
Risk participation agreements	—	—	137,270	31
Total Derivatives	$944,459	34,193	1,088,086	34,104

At December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$125,000	1,529	50,000	32
Derivatives not designated as hedging instruments:
Interest rate swap agreements	780,177	37,697	780,177	37,767
Foreign exchange swap agreements	5,724	199	2,690	4
Interest rate lock commitments	17,426	342	—	—
Forward commitments	1,509	34	—	—
Risk participation agreements	—	—	129,439	16
Total derivatives	$929,836	39,801	962,306	37,819
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2025	2024
Hedging derivatives:
Decrease in interest expense	$294	733

Non-hedging swap derivatives:
(Decrease)/increase in other income	(381)	287
Increase/(decrease) in mortgage banking income	162	(115)

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended March 31, 2025 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.46%	$(308)	5/11/2027	25
Issued May 12, 2023	25,000	3.50%	(296)	5/12/2028	37
Issued May 19, 2023	25,000	3.77%	(222)	11/19/2027	32
Issued May 31, 2023	25,000	4.00%	(168)	11/30/2026	20
Issued July 26, 2023	25,000	4.21%	(122)	7/26/2028	40
Issued July 31, 2023	25,000	4.26%	(100)	1/31/2028	34
Issued August 9, 2023	25,000	4.27%	(102)	8/9/2027	28
Total	$175,000		$(1,318)

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of March 31, 2025 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$585	(585)	—
Interest rate swaps - not hedging	33,100	(24,060)	9,040

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	727	(727)	—
Interest rate swaps - not hedging	33,255	(6,916)	26,339

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of December 31, 2024 (dollars in thousands).

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

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2025, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive/(loss) income before reclassification adjustments (1) (2)	13,863	(1,261)	—	12,602
Amounts reclassified from accumulated other comprehensive income (3)	—	—	(169)	(169)

Net other comprehensive income/(loss)	13,863	(1,261)	(169)	12,433

Balance as of March 31, 2025	$(116,385)	(102)	18,006	(98,481)

	For the quarter ended March 31, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive (loss)/income before reclassification adjustments (4) (5)	(5,698)	2,154	—	(3,544)
Amounts reclassified from accumulated other comprehensive income (6)	—	—	(388)	(388)

Net other comprehensive income/(loss)	(5,698)	2,154	(388)	(3,932)

Balance as of March 31, 2024	$(156,357)	1,780	1,153	(153,424)
(1)Consists of unrealized holding gains, net of tax of ($4,483).
(2)Change in fair value of interest rate swaps, net of tax $378.
(3)Consists of realized gains, net of tax of $64.
(4)Consists of unrealized holding losses, net of tax of $1,758.
(5)Change in fair value of interest rate swaps, net of tax ($630).
(6)Consists of realized gains, net of tax of $147.

(13)    Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. Our one operating segment, Banking, is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of the various components of the business such as branches and lending, which are then aggregated because operating performance, products/services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The information reviewed is on a consolidated basis and discrete financial information is not available. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income through return on average assets and return on average equity and the efficiency ratio, as well as loan growth to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credits losses and payroll provide the significant expenses in the banking operating. All operations are domestic.

Accounting policies for segment are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2024 Annual Report on Form 10-K. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Banking Segment
	Quarter ended March 31,
	2025	2024

Interest income	$180,595	160,239
Reconciliation of revenue
Service charges and fees	14,987	15,523
Trust and other financial services income	7,910	7,127
Other revenue (1)	5,458	5,313
Consolidated revenues	$208,950	188,202

Less:
Interest expense	52,777	57,001
Segment net interest income and noninterest income	$156,173	131,201
Less:
Provision for credit losses	7,911	3,435
Compensation and employee benefits	54,540	51,540
Processing expenses	13,990	14,725
Premises and occupancy costs	8,400	7,627
Professional services	2,756	4,065
Office operations	2,977	2,767
Federal deposit insurance premiums	2,328	3,023
Other segment items (2)	6,746	6,277
Income tax expense	13,067	8,579
Segment net income/consolidated net income	$43,458	29,163
(1)    Other revenues include loan sales, gain on real estate owned, income from bank owned life insurance and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended March 31,
	2025	2024

Other segment disclosures
Interest income	$180,595	160,239
Interest expense	52,777	57,001
Depreciation	2,775	2,894
Amortization	504	701
Other significant noncash items:
Provision for credit losses	7,911	3,435
Segment assets	14,453,727	14,510,263
Expenditures for segment assets	1,822	5,471

(14)    Subsequent Events

On April 23, 2025, the Company announced that it has received all regulatory and shareholder approvals required to complete the merger with Penns Woods Bancorp, Inc. The merger is expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions.

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

     Important factors that might cause such a difference include, but are not limited to:

•    the possibility that any of the anticipated benefits of the proposed Merger (as defined below) will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Penns Woods (as defined below) operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the Company’s and Penns Woods’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the Merger; the failure to satisfy conditions to completion of the Merger, the failure of the proposed Merger to close for any other reason; the diversion of management’s attention from ongoing business operations and opportunities due to the Merger; the challenges of integrating and retaining key employees; the effect of the announcement of the Merger on the Company’s, Penns Woods’ or the combined company’s respective customer and employee relationships and operating results; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the Merger; and other factors that may affect the results of operations and financial condition of the Company, Penns Woods and the combined company;
•    inflation and changes in the interest rate environment that reduce our margins, our loan origination, or the fair value of financial instruments;
•    changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally;
•    changes in laws, government regulations or supervision, examination and enforcement priorities affecting financial institutions, including as part of the regulatory reform agenda of the Trump administration, as well as changes in regulatory fees and capital requirements;
•    changes in federal, state, or local tax laws and tax rates;
•    general economic conditions, either nationally or in our market areas, that are different than expected, including inflationary or recessionary pressures or those related to changes in monetary, fiscal, regulatory and tariff policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve Board;
•    adverse changes in the securities and credit markets;
•    instability or breakdown in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil;
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
•    our ability to continue to increase and manage our commercial, including commercial real estate, and personal loans;
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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2024 Annual Report on Form 10-K.

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

On April 23, 2025, the Company announced that it has received all regulatory and shareholder approvals required to complete the Merger. The Merger is expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions.

Comparison of Financial Condition

Total assets at March 31, 2025 were $14.5 billion, an increase of $46 million from December 31, 2024. This increase in assets was primarily driven by increases in cash and cash equivalents, marketable securities and loans receivable. A discussion of significant changes follows.

Cash and cash equivalents increased by $65 million, or 22%, to $353 million at March 31, 2025, from $288 million at December 31, 2024 due to growth in our deposits coupled with a focus on profitability and credit discipline while investing these cash flows into commercial loans.

Total marketable securities remained flat at $1.9 billion at March 31, 2025, increasing by $30 million, or 2%, from December 31, 2024. Available-for-sale securities increased by $44 million, driven by a increase in net portfolio purchases during the quarter, while held-to-maturity securities decreased $15 million, driven by maturities and regular monthly cash flows.

Gross loans receivable remained stable $11.2 billion at March 31, 2025, increasing $36 million. Our personal banking loan portfolio increased by $22 million, to $6.3 billion at March 31, 2025 while our commercial banking loans increased by $14 million, to $4.9 billion at March 31, 2025. Cash flows from our loan portfolio were partially redirected to fund commercial banking growth. This increase represents organic loan growth resulting from the new commercial lending verticals that we implemented during the prior year. Specifically, our commercial and industrial (C&I) loan portfolio increased by $72 million, or 4% compared to December 31, 2024.

The following table provides the various loan sectors in our commercial real estate portfolio at March 31, 2025:

Property type	Percent of portfolio
Retail Building	13.7%
5 or more unit dwelling	13.2
Commercial office building - non-owner occupied	10.3
Nursing Home	10.0
Manufacturing & industrial building	6.1
Warehouse/storage building	4.4
Commercial office building - owner occupied	4.2
Residential acquisition & development - 1-4 family, townhouses and apartments	3.9
Multi-use building - commercial, retail and residential	3.9
Multi-use building - office and warehouse	3.6
Other medical facility	2.9
Student housing	2.4
Single family dwelling	2.3
Hotel/motel	2.3
Agricultural real estate	2.2
Commercial acquisition and development	2.0
All other	12.6
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at March 31, 2025:

State	Percent of portfolio
New York	33.2%
Pennsylvania	29.0
Ohio	18.8
Indiana	7.9
All other	11.1
Total	100.0%

Total deposits increased by $30 million, to $12.2 billion at March 31, 2025 from $12.1 billion at December 31, 2024. This increase was driven by a $117 million, or 6%, increase in money market accounts a $51 million, or 2%, increase in savings deposits. Partially offsetting these increases was a decrease in time deposits of $81 million, or 3%, drively primarily in a decrease in brokered CDs, and a $76 million, or 3%, decrease in interest demand deposit accounts. The increase in both money market and saving account balances was partly due to customers shifting funds to these competitively priced products as their time deposits matured.

As of March 31, 2025, we had $141 million of brokered deposits, which made up 5% of our time deposits and 1% of our total deposit balance at quarter end. The balance carried an average all-in cost of 4.23% and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at quarter end we had $697 million of deposits through our participation in the Intrafi Network Deposits and FIS Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.43%.

At March 31, 2025 and December 31, 2024, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.9 billion. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of March 31, 2025
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,222,098	26.5%	5,345
Less intercompany deposit accounts	1,282,989	10.5%	12
Less collateralized deposit accounts	395,737	3.3%	237
Uninsured deposits excluding intercompany and collateralized accounts	$1,543,372	12.7%	5,096
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $29 million, or 0.24% of total deposits, as of March 31, 2025. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $186 million, or 1.53%, of total deposits, as of March 31, 2025. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $303,000 as of March 31, 2025.

Total shareholders’ equity remained stable at $1.6 billion, or $12.75 per share, at March 31, 2025 compared to $12.52 per share at December 31, 2024, increasing by $32 million in the current year. This increase was the result of year-to-date earnings of $43 million as well as an improvement in accumulated other comprehensive loss of $12 million, or 11%, primarily due to a decrease in unrealized losses in the available-for-sale investment portfolio, partially offset by $26 million of cash dividend payments for the three months ended March 31, 2025.

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

	At March 31, 2025
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,743,294	16.46%	$1,111,756	10.50%	$1,058,816	10.00%
Northwest Bank	1,504,953	14.23%	1,110,377	10.50%	1,057,502	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,496,161	14.13%	899,993	8.50%	635,289	6.00%
Northwest Bank	1,372,608	12.98%	898,877	8.50%	846,002	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,370,251	12.94%	741,171	7.00%	N/A	N/A
Northwest Bank	1,372,608	12.98%	740,251	7.00%	687,376	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,496,161	10.51%	569,466	4.00%	N/A	N/A
Northwest Bank	1,372,608	9.65%	568,942	4.00%	711,177	5.00%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).
(2) Reflects the well-capitalized standard applicable to Northwest Bank and the well-capitalized standard applicable to the Company under the Federal Reserve Board’s Regulation Y.

	At December 31, 2024 (1)
	Actual		Minimum capital requirements (2)		Well capitalized requirements (3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,708,786	16.08%	$1,115,932	10.50%	$1,062,793	10.00%
Northwest Bank	1,466,832	13.81%	1,114,929	10.50%	1,061,837	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,468,646	13.82%	903,374	8.50%	637,676	6.00%
Northwest Bank	1,341,230	12.63%	902,561	8.50%	849,469	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,342,801	12.63%	743,955	7.00%	N/A	N/A
Northwest Bank	1,341,230	12.63%	743,286	7.00%	690,194	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,468,646	10.39%	565,426	4.00%	N/A	N/A
Northwest Bank	1,341,230	9.50%	564,937	4.00%	706,171	5.00%
(1) We elected to temporarily delay the estimated impact of current expected credit losses ("CECL") on regulatory capital in accordance with a rule of the Federal Reserve Board and other U.S. banking agencies for a two-year deferral period, followed by a three-year transition period which began January 1, 2022. As of December 31, 2024, 75% of the impact of the CECL deferral was phased, while the impact of the CECL deferral was fully phased in as of March 31, 2025.
(2) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).
(3) Reflects the well-capitalized standard applicable to Northwest Bank and the well-capitalized standard applicable to the Company under the Federal Reserve Board’s Regulation Y.

Regulatory Considerations
It is uncertain how the rapid changes initiated by the Trump administration will impact our business going forward. These include the impact of tariffs, immigration reform, and changes at the agencies that regulate us, including the modification, rescission, withdrawal or changes to the approach and enforcement of rules and guidance relating to us.

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at March 31, 2025 was 12.42%. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2025, Northwest had $3.2 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of March 31, 2025, as well as $546 million of borrowing capacity available with the Federal Reserve Bank and $105 million with two correspondent banks.

Dividends

We paid $26 million in cash dividends during the quarter ended March 31, 2025 compared to $25 million for the quarter ended March 31, 2024. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for March 31, 2025 and 2024 was 58.8% and 87.0% on dividends of $0.20 per share. On April 17, 2025, the Board of Directors declared a cash dividend of $0.20 per share payable on May 20, 2025 to shareholders of record as of May 8, 2025. This represents the 122th consecutive quarter we have paid a cash dividend.

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

	March 31, 2025	December 31, 2024
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$4,005	4,931
Home equity loans	1,893	2,250
Vehicle loans	3,212	3,191
Other consumer loans	814	776
Commercial real estate loans	23,374	7,702
Commercial real estate - owner occupied	59	—
Commercial loans	5,994	7,335
Total loans 90 days or more past due	$39,351	26,185
Total real estate owned (REO)	$80	35
Total loans 90 days or more past due and REO	39,431	26,220
Total loans 90 days or more past due to net loans receivable	0.35%	0.23%
Total loans 90 days or more past due and REO to total assets	0.27%	0.18%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	38,747	25,529
Nonaccrual loans - loans less than 90 days past due	20,003	35,872
Loans 90 days or more past due still accruing	603	656
Total nonperforming loans	59,353	62,057
Other nonperforming assets (1)	16,102	$16,102
Total nonperforming assets	$75,535	$78,194
Total nonaccrual loans to total loans	0.52%	0.55%

(1) Other nonperforming assets includes nonaccrual loans held for sale.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of March 31, 2025, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $6 million to $123 million, or 1.09% of total loans at March 31, 2025, up slightly from 1.04% at December 31, 2024.

Total classified loans increased by $7 million to $279 million at March 31, 2025 compared to $272 million at December 31, 2024.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $59 million at March 31, 2025 decreased by $2 million, or 4%, from $61 million at December 31, 2024, or 0.52% of total loans receivable as of March 31, 2025 and 0.55% of total loans receivable as of December 31, 2024. As a percentage of average loans, annualized net charge-offs remained low at 0.08% for the three months ended March 31, 2025 compared to 0.32% for the year ended December 31, 2024 which included a $15 million write-down on certain loans to fair value before they were transferred to for sale.

Comparison of Operating Results for the Quarters Ended March 31, 2025 and 2024

The following chart provides a reconciliation of net income from the quarter ended March 31, 2024 to the the quarter ended March 31, 2025 (dollars in thousands):

Net income for the quarter ended March 31, 2025 was $43 million, or $0.34 per diluted share, an increase of $14 million, or 49%, from net income of $29 million, or $0.23 per diluted share, for the quarter ended March 31, 2024. This increase in net income resulted primarily from a increase in net interest income of $25 million, or 24%, partially offset by a $4 million increase in the provision for credit losses, an increase in noninterest expense of $2 million, or 2% and a $4 million, or 52%, increase in income tax expense. Net income for the quarter ended March 31, 2025 represents annualized returns on average equity and average assets of 10.90% and 1.22%, respectively, compared to 7.57% and 0.81% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$104,095
$107,724
$112,216
$115,048
$128,685
3.10%
3.20%
3.33%
3.42%
3.87%
1Q24
2Q24
3Q24
4Q24
1Q25
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the first quarter of 2025 was $128 million which increased $25 million, or 24%, from the first quarter of 2024. Net interest income (FTE) was $129 million for the quarter ended March 31, 2025 and net interest margin (FTE) was 3.87%. Compared to the same quarter of the prior year, net interest income (FTE) increased $25 million and net interest margin (FTE) increased by seventy-seven basis points. The increase in net interest income (FTE) and net interest margin (FTE) was driven by an increase in interest income resulting from higher earning asset yields, inclusive of an non-accrual interest recovery, coupled with a decrease in interest expense due to decline in the average balance of borrowings and higher cost brokered CD. Partly offsetting this increase was a decrease in the average balance of earning assets.

Average Loans
$11,345
$11,369
$11,224
$11,205
$11,177
5.33%
5.47%
5.57%
5.56%
6.00%
1Q24
2Q24
3Q24
4Q24
1Q25
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments
$2,051
$2,021
$1,999
$2,034
$2,037
1.83%
2.13%
2.48%
2.57%
2.62%
1Q24
2Q24
3Q24
4Q24
1Q25
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$12,086
$12,097
$12,088
$12,028
$11,888
1.76%
1.78%
1.61%
1.68%
1.59%
1Q24
2Q24
3Q24
4Q24
1Q25
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$470
$323
$221
$223
$224
4.89%
4.56%
4.09%
4.02%
3.99%
1Q24
2Q24
3Q24
4Q24
1Q25
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable decreased $169 million, or 1.5%, from the quarter ended March 31, 2024. This decrease was driven by personal banking loans and commercial real estate loans, which decreased by $388 million and $120 million, respectively. These decreases were partially offset by an increase in commercial loans of $339 million from the quarter ended March 31, 2024 as we have continued to build-out our commercial lending verticals. Interest income on loans receivable increased by $15 million, or 10%, from the same quarter in the prior year, driven by a loan mix shift towards higher yielding commercial loans and also includes an interest recovery of $13.1 million on a non-accrual commercial loan payoff during the quarter ended March 31, 2025.

Average investments declined 1% from the first quarter of 2024 driven by the sale of investment securities during the second quarter of 2024 coupled with regular principal payments and maturities. Interest income on investment securities increased by $4 million, or 43%, from the quarter ended March 31, 2024. The increase is due to the increase in the average yield on investments (FTE) to 2.62% for the quarter ended March 31, 2025 which was partially offset by a decline in the average balance of investments.

Average deposits grew 2% from the quarter ended March 31, 2024 driven by an increase in our average money market and saving deposit accounts which grew by $122 million and $72 million, respectively, from the quarter ended March 31, 2024 partly due to customers shifting funds to these competitively priced products as their time deposits matured. These increases were partially offset by a decrease in time deposits of $69 million. Interest expense on deposits remained flat at $47 million for both quarters ended March 31, 2024 and 2025, primarily attributable to decrease in average yield and an increase in average balance of deposit accounts as we continued competitively positioning our deposit products.

Compared to the quarter ended March 31, 2024, average borrowings saw a 52% reduction. This decrease attributable to the strategic pay-down of wholesale borrowings with the proceeds from our investment portfolio restructuring in the second quarter of 2024. The decrease in the average balance of borrowings resulted in a decrease in interest expense on borrowings by $4 million from the quarter ended March 31, 2024.

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

	Quarter ended March 31,
	2025			2024
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,155,738	30,394	3.85%	$3,392,524	32,674	3.85%
Home equity loans	1,139,728	16,164	5.75%	1,205,273	17,294	5.77%
Consumer loans	1,948,230	26,273	5.47%	2,033,620	25,033	4.95%
Commercial real estate loans	2,879,607	56,508	7.85%	2,999,224	43,425	5.73%
Commercial loans	2,053,213	36,012	7.02%	1,714,667	31,857	7.35%
Loans receivable (a) (b) (d) (includes FTE adjustments of $713 and $712, respectively)	11,176,516	165,351	6.00%	11,345,308	150,283	5.33%
Mortgage-backed securities (c)	1,773,402	11,730	2.65%	1,717,306	7,944	1.85%
Investment securities (c) (d) (includes FTE adjustments of $154 and $145, respectively)	263,825	1,599	2.43%	333,752	1,430	1.71%
FHLB stock, at cost	20,862	366	7.11%	32,249	607	7.57%
Other interest-earning deposits	243,412	2,416	3.97%	61,666	832	5.34%
Total interest-earning assets (includes FTE adjustments of $914 and $889, respectively)	13,478,017	181,462	5.46%	13,490,281	161,096	4.80%
Noninterest-earning assets (e)	924,466			918,331
Total assets	$14,402,483			$14,408,612

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,194,305	6,452	1.19%	$2,122,035	5,036	0.95%
Interest-bearing demand deposits	2,593,228	7,063	1.10%	2,538,823	5,402	0.86%
Money market deposit accounts	2,082,948	9,306	1.81%	1,961,332	7,913	1.62%
Time deposits	2,629,388	24,504	3.78%	2,697,983	29,335	4.37%
Total interest-bearing deposits (g)	9,499,869	47,325	2.02%	9,320,173	47,686	2.07%
Borrowed funds (f)	224,122	2,206	3.99%	469,697	5,708	4.89%
Subordinated debentures	114,576	1,148	4.01%	114,225	1,148	4.02%
Junior subordinated debentures	129,856	2,098	6.46%	129,597	2,459	7.51%
Total interest-bearing liabilities	9,968,423	52,777	2.15%	10,033,692	57,001	2.28%
Noninterest-bearing demand deposits (g)	2,588,502			2,567,781
Noninterest-bearing liabilities	228,947			257,269
Total liabilities	12,785,872			12,858,742
Shareholders’ equity	1,616,611			1,549,870
Total liabilities and shareholders’ equity	$14,402,483			$14,408,612
Net interest income (FTE)/Interest rate spread (FTE) (d)		128,685	3.31%		104,095	2.52%
Net interest-earning assets/Net interest margin (FTE)	$3,509,594		3.87%	$3,456,589		3.10%
Tax equivalent adjustment (d)		867			857
Net interest income, GAAP basis		127,818			103,238
Ratio of interest-earning assets to interest- bearing liabilities	1.35X			1.34X
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
(g)Average cost of deposits were 1.59% and 1.61%, respectively.
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

	For the quarter ended March 31, 2025 vs. 2024
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$17,564	(2,496)	15,068
Mortgage-backed securities	3,416	370	3,786
Investment securities	594	(425)	169
FHLB stock, at cost	(42)	(199)	(241)
Other interest-earning deposits	(220)	1,804	1,584
Total interest-earning assets	21,312	(946)	20,366

Interest-bearing liabilities:
Savings deposits	1,204	212	1,416
Interest-bearing demand deposits	1,513	148	1,661
Money market deposit accounts	850	543	1,393
Time deposits	(4,192)	(639)	(4,831)
Borrowed funds	(1,085)	(2,417)	(3,502)
Subordinated debt	(3)	3	—
Junior subordinated debentures	(365)	4	(361)
Total interest-bearing liabilities	(2,078)	(2,146)	(4,224)

Net change in net interest income (FTE)	$23,390	1,200	24,590

Provision for Credit Losses

	1Q24	2Q24	3Q24	4Q24	1Q25
Provision for credit losses - loans (in thousands)	$4,234	2,169	5,727	15,549	8,256
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(799)	(2,539)	(852)	1,016	(345)
Annualized net charge-offs to average loans	0.16%	0.07%	0.18%	0.87%	0.08%

The provision for credit losses increased by $4 million from the quarter ended March 31, 2024. This increase included a $4 million increase in the provision for credit losses - loans, as well as a $0.5 million increase in the provision for credit losses - unfunded commitments.

The changes in the provision noted above is driven by growth within our commercial lending portfolio and changes in the economic forecasts coupled with a decline in our reserves for unfunded commitments in the current period. This decline is based on the timing of origination and funding of commercial construction loans and lines of credit.

Additionally, the Company saw an increase in classified loans to $279 million, or 2.49% of total loans, at March 31, 2025 from $229 million, or 1.99% of total loans, at March 31, 2024 and $272 million, or 2.44% of total loans, at December 31, 2024.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2025.

Noninterest Income

Breakdown of Noninterest Income for First Quarter 2025

4%
53%
28%
5%
10%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
$27,963
21%
$(8,849)
(9)%
$27,833
21%
$40,063
26%
$28,355
18%
1Q24
2Q24
3Q24
4Q24
1Q25
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended March 31, 2025 was $28 million, an increase of $0.4 million, or 1%, from the quarter ended March 31, 2024, which was driven by a $0.8 million increase in income from trust and other financial services from market sensitive income sources. Additionally, the gain on the sale of SBA loans increased $0.4 million, or 42%, to $1 million for the three months ended March 31, 2025 due to increased loan sale activity. Service charges and fees decreased $0.5 million, or 3%, to $15 million for the three months ended March 31, 2025 driven by commercial loan fees and deposit related fees based on customer activity.

Noninterest Expense

Breakdown of Noninterest Expense for First Quarter 2025

14%
3%
15%
59%
9%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)
$90,024
$92,420
$90,767
$95,326
$91,737
1Q24
2Q24
3Q24
4Q24
1Q25

(a) Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $2 million, or 2%, from the quarter ended March 31, 2024. This increase was primarily attributable to an increase in compensation and employee benefits expense of $3 million, or 6%, to $55 million for the quarter ended March 31, 2025 driven primarily by an increase in incentive compensation and an increase in medical expenses. Partially offsetting this was a decrease in professional services expense of 1 million, or 32%.

Income Taxes

The provision for income taxes increased by $4 million from the quarter ended March 31, 2024 primarily due to higher income before income taxes.

The provision for income taxes is primarily driven by changes in our current period income before taxes. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2025.

GAAP to Non-GAAP Reconciliations

The following non-GAAP financial measures used by the Company provide information useful to investors in understanding our operating performance and trends, and facilitate comparisons with the performance of our peers. The following table summarizes the non-GAAP financial measures derived from amounts reported in the Company’s Consolidated Statements of Income.

	Quarter ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$127,818	114,197	111,302	106,841	103,238
Plus: Taxable-equivalent adjustment	867	851	914	883	857
Net interest income FTE	128,685	115,048	112,216	107,724	104,095

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price. We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities. We have attempted to limit our exposure to interest sensitivity by increasing core deposits, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also have the ability to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, we purchase shorter term or adjustable-rate investment securities and mortgage-backed securities.

We have an Asset/Liability Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities, cash flow projections, and the balance sheet structure. On a quarterly basis, this Committee also reviews the interest rate risk position, liquidity stress scenarios, and capital stress scenarios.

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

Market value of equity simulation. The market value of equity is the present value of assets and liabilities. Given a parallel shift of 100 bps, 200 bps and 300 bps in interest rates, the market value of equity may not decrease by more than 10%, 20% and 25%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2025 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2025 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(0.8)%	(2.0)%	(3.2)%	(1.0%)	(5.7%)	(8.2%)
Projected percentage increase/(decrease) in net income	(2.0)%	(4.9)%	(7.9)%	(2.5%)	(14.4%)	(20.6%)
Projected increase/(decrease) in return on average equity	(2.0)%	(4.7)%	(7.5)%	(2.4%)	(13.8%)	(19.9%)
Projected increase/(decrease) in earnings per share	$(0.02)	$(0.06)	$(0.09)	$(0.03)	$(0.17)	$(0.24)
Projected percentage increase/(decrease) in market value of equity	(4.6%)	(9.7%)	(14.8%)	2.7%	2.1%	2.6%

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

Item 1A.    RISK FACTORS

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended March 31, 2025, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended March 31, 2025, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.        EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.
* Furnished herwith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 6, 2025	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 6, 2025	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)