Form 10-Q
period 2025-06-30
Northwest Bancshares, Inc.
filed 2025-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 146,211,701 shares outstanding as of July 31, 2025.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$267,075	288,378
Marketable securities available-for-sale (amortized cost of $1,341,651 and $1,278,665, respectively)	1,194,883	1,108,944
Marketable securities held-to-maturity (fair value of $628,936 and $637,948, respectively)	719,561	750,586
Total cash and cash equivalents and marketable securities	2,181,519	2,147,908

Loans held-for-sale	13,104	76,331
Loans held for investment	11,341,824	11,180,014
Allowance for credit losses	(129,159)	(116,819)
Loans receivable, net	11,212,665	11,063,195

FHLB stock, at cost	17,809	21,006
Accrued interest receivable	46,987	46,356
Real estate owned, net	48	35
Premises and equipment, net	123,402	124,246
Bank-owned life insurance	255,708	253,137
Goodwill	380,997	380,997
Other intangible assets, net	1,897	2,837
Other assets	250,971	292,176
Total assets	$14,485,107	14,408,224

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,643,099	2,621,415
Interest-bearing demand deposits	2,622,695	2,666,504
Money market deposit accounts	2,153,078	2,007,739
Savings deposits	2,211,509	2,171,251
Time deposits	2,570,648	2,677,645
Total deposits	12,201,029	12,144,554

Borrowed funds	198,008	200,331
Subordinated debt	114,713	114,538
Junior subordinated debentures	129,964	129,834
Advances by borrowers for taxes and insurance	47,865	42,042
Accrued interest payable	7,729	6,935
Other liabilities	143,731	173,134
Total liabilities	12,843,039	12,811,368

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,842,403 and 127,508,003 shares issued and outstanding, respectively	1,278	1,275
Additional paid-in capital	1,037,615	1,033,385
Retained earnings	699,049	673,110
Accumulated other comprehensive loss	(95,874)	(110,914)
Total shareholders’ equity	1,642,068	1,596,856
Total liabilities and shareholders’ equity	$14,485,107	14,408,224
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income:
Loans receivable	$154,914	153,954	319,552	303,525
Mortgage-backed securities	12,154	9,426	23,884	17,370
Taxable investment securities	999	728	1,932	1,522
Tax-free investment securities	512	457	1,024	948
FHLB stock dividends	318	498	684	1,105
Interest-earning deposits	2,673	1,791	5,089	2,623
Total interest income	171,570	166,854	352,165	327,093
Interest expense:
Deposits	46,826	52,754	94,151	100,440
Borrowed funds	5,300	7,259	10,752	16,574
Total interest expense	52,126	60,013	104,903	117,014
Net interest income	119,444	106,841	247,262	210,079
Provision for credit losses - loans	11,456	2,169	19,712	6,403
Provision/(benefit) for credit losses - unfunded commitments	(2,712)	(2,539)	(3,057)	(3,338)
Net interest income after provision for credit losses	110,700	107,211	230,607	207,014
Noninterest income:
Loss on sale of investments	—	(39,413)	—	(39,413)
Gain on sale of SBA loans	819	1,457	2,057	2,330
Service charges and fees	15,797	15,527	30,784	31,050
Trust and other financial services income	7,948	7,566	15,858	14,693
Gain on real estate owned, net	258	487	342	544
Income from bank-owned life insurance	1,421	1,371	2,752	2,873
Mortgage banking income	1,075	901	1,771	1,353
Other operating income	3,620	3,255	5,729	5,684
Total noninterest income	30,938	(8,849)	59,293	19,114
Noninterest expense:
Compensation and employee benefits	55,213	53,531	109,753	105,071
Premises and occupancy costs	7,122	7,464	15,522	15,091
Office operations	2,910	3,819	5,887	6,586
Collections expense	838	406	1,166	742
Processing expenses	12,973	14,695	26,963	29,420
Marketing expenses	3,018	2,410	4,898	4,559
Federal deposit insurance premiums	2,296	2,865	4,624	5,888
Professional services	3,990	3,728	6,746	7,793
Amortization of intangible assets	436	635	940	1,336
Merger, asset disposition and restructuring expense	6,244	1,915	7,367	2,870
Other expenses	2,500	952	5,411	3,088
Total noninterest expense	97,540	92,420	189,277	182,444
Income before income taxes	44,098	5,942	100,623	43,684
Federal and state income taxes expense	10,423	1,195	23,490	9,774
Net income	$33,675	4,747	77,133	33,910
Basic earnings per share	$0.26	0.04	0.60	0.27
Diluted earnings per share	$0.26	0.04	0.60	0.27
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$33,675	4,747	77,133	33,910
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($1,180), $168, ($5,663), and $1,926, respectively	3,425	(3,391)	17,288	(9,089)
Reclassification adjustment for losses included in net income, net of tax of $0, ($7,706), $0, and ($7,706) respectively	1	26,789	1	26,789
Net unrealized holding gains/(losses) on marketable securities	3,426	23,398	17,289	17,700

Change in fair value of interest rate swaps, net of tax of $246, ($96), $624, and ($726), respectively	(650)	330	(1,911)	2,484

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $64, $147, $128, and $294, respectively	(169)	(388)	(338)	(776)

Other comprehensive income	2,607	23,340	15,040	19,408

Total comprehensive income	$36,282	28,087	92,173	53,318
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2025	Shares	Amount
Beginning balance at March 31, 2025	127,736,303	$1,277	1,035,093	691,066	(98,481)	1,628,955

Comprehensive income:
Net income	—	—	—	33,675	—	33,675

Other comprehensive income, net of tax of ($870)	—	—	—	—	2,607	2,607

Total comprehensive income	—	—	—	33,675	2,607	36,282

Exercise of stock options	62,157	—	555	—	—	555

Stock-based compensation expense	65,654	1	1,967	—	—	1,968

Common shares returned (1)	(21,711)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,692)	—	(25,692)

Ending balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2024	Shares	Amount
Beginning balance at March 31, 2024	127,253,189	$1,273	1,026,173	678,427	(153,424)	1,552,449

Comprehensive income:
Net income	—	—	—	4,747	—	4,747

Other comprehensive loss, net of tax of ($7,487)	—	—	—	—	23,340	23,340

Total comprehensive income	—	—	—	4,747	23,340	28,087

Exercise of stock options	6,382	—	61	—	—	61

Stock-based compensation expense	57,892	—	1,469	—	—	1,469

Stock-based compensation forfeited	(9,466)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,468)	—	(25,468)

Ending balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	77,133	—	77,133

Other comprehensive income, net of tax of ($4,911)	—	—	—	—	15,040	15,040

Total comprehensive income	—	—	—	77,133	15,040	92,173

Exercise of stock options	65,134	—	586	—	—	586

Stock-based compensation expense	291,738	3	3,644	—	—	3,647

Common shares returned (1)	(22,472)	—	—	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(51,194)	—	(51,194)

Ending balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068

(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	33,910	—	33,910

Other comprehensive income, net of tax of ($6,212)	—	—	—	—	19,408	19,408

Total comprehensive income	—	—	—	33,910	19,408	53,318

Exercise of stock options	6,392	—	81	—	—	81

Stock-based compensation expense	203,978	2	2,770	—	—	2,772

Stock-based compensation forfeited	(12,826)	—	—	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,890)	—	(50,890)

Ending balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$77,133	33,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,655	3,065
Loss on sale of investments	—	39,413
Net gain/loss on sale of assets	206	(5,468)
Mortgage banking activity	(1,771)	(1,625)
Gain on sale of SBA loans	(2,057)	(2,265)
Net depreciation, amortization and accretion	1,658	10,975
Decrease in other assets	34,462	9,938
Decrease/(increase) in other liabilities	(28,552)	8,375
Net amortization on marketable securities	(66)	852
Noncash compensation expense related to stock benefit plans	3,647	2,772
Noncash write-down of other assets	315	5,795
Deferred income tax expense	(860)	2,907
Origination of loans held-for-sale	(81,769)	(99,421)
Proceeds from sale of loans held-for-sale	86,284	102,134
Net cash provided by operating activities	105,285	111,357

Investing activities:
Purchase of marketable securities available-for-sale	(112,198)	(318,280)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	30,658	30,254
Proceeds from maturities and principal reductions of marketable securities available-for-sale	49,644	40,455
Proceeds from sale of marketable securities available-for-sale	—	275,585
Proceeds from bank-owned life insurance	111	874
Loan originations	(1,969,106)	(1,969,342)
Proceeds from loan maturities and principal reductions	1,866,780	2,020,162
Net proceeds of FHLB stock	3,197	9,304
Proceeds from sale of real estate owned	410	638
Purchases of premises and equipment, net	(5,451)	(1,988)
Net cash used in investing activities	(135,955)	87,662

Financing activities:
Net increase in deposits	56,475	107,477
Net decrease in short-term borrowings	(2,323)	(156,532)
Increase in advances by borrowers for taxes and insurance	5,823	7,018
Cash dividends paid on common stock	(51,194)	(50,890)
Proceeds from stock options exercised	586	81
Net cash provided by financing activities	9,367	(92,846)
Net (decrease)/increase in cash and cash equivalents	$(21,303)	106,173

Cash and cash equivalents at beginning of period	$288,378	122,260
Net (decrease)/increase in cash and cash equivalents	(21,303)	106,173
Cash and cash equivalents at end of period	$267,075	228,433

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $80,748 and $81,238, respectively)	$105,881	109,260
Income taxes	27,841	13,972

Non-cash activities:
Loan foreclosures and repossessions	$1,977	2,294
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 141 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

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

The results of operations for the quarter ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$43,461	—	(8,531)	34,930

Debt issued by government-sponsored enterprises:
Due after one year through five years	84	—	(4)	80

Municipal securities:
Due after one year through five years	853	12	—	865
Due after five years through ten years	17,774	109	(1,772)	16,111
Due after ten years	50,029	25	(9,189)	40,865

Corporate debt issues:
Due in one year or less	7,929	56	(67)	7,918
Due after five years through ten years	22,049	873	—	22,922

Mortgage-backed securities:
Fixed rate pass-through	265,566	1,452	(13,350)	253,668
Variable rate pass-through	3,309	55	(2)	3,362
Fixed rate agency CMOs	887,740	1,996	(118,226)	771,510
Variable rate agency CMOs	42,857	30	(235)	42,652
Total mortgage-backed securities	1,199,472	3,533	(131,813)	1,071,192
Total marketable securities available-for-sale	$1,341,651	4,608	(151,376)	1,194,883

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$45,289	—	(9,898)	35,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	122	—	(4)	118

Municipal securities:
Due after one year through five years	888	10	(2)	896
Due after five years through ten years	16,662	4	(1,756)	14,910
Due after ten years	51,257	4	(8,440)	42,821

Corporate debt issues:
Due in one year or less	5,485	—	(78)	5,407
Due after five years through ten years	19,944	815	(65)	20,694

Mortgage-backed securities:
Fixed rate pass-through	237,892	106	(17,581)	220,417
Variable rate pass-through	3,738	54	(3)	3,789
Fixed rate agency CMOs	852,648	174	(132,989)	719,833
Variable rate agency CMOs	44,740	30	(102)	44,668
Total mortgage-backed securities	1,139,018	364	(150,675)	988,707
Total marketable securities available-for-sale	$1,278,665	1,197	(170,918)	1,108,944

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in one year or less	$16,477	—	(381)	16,096
Due after one year through five years	107,986	—	(10,215)	97,771

Mortgage-backed securities:
Fixed rate pass-through	125,996	—	(15,293)	110,703
Variable rate pass-through	346	3	—	349
Fixed rate agency CMOs	468,228	—	(64,736)	403,492
Variable rate agency CMOs	528	—	(3)	525
Total mortgage-backed securities	595,098	3	(80,032)	515,069
Total marketable securities held-to-maturity	$719,561	3	(90,628)	628,936

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$124,462	—	(14,464)	109,998

Mortgage-backed securities:
Fixed rate pass-through	132,816	—	(20,181)	112,635
Variable rate pass-through	364	1	—	365
Fixed rate agency CMOs	492,415	—	(77,989)	414,426
Variable rate agency CMOs	529	—	(5)	524
Total mortgage-backed securities	626,124	1	(98,175)	527,950
Total marketable securities held-to-maturity	$750,586	1	(112,639)	637,948

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at June 30, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$102	102
Due after one year through five years	9,461	9,456
Due after five years through ten years	8,038	7,333
Due after ten years	1,181,871	1,054,301
Total mortgage-backed securities	$1,199,472	1,071,192

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at June 30, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due after one year through five years	19,902	18,519
Due after five years through ten years	20,168	17,241
Due after ten years	555,028	479,309
Total mortgage-backed securities	$595,098	515,069

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	148,877	(19,131)	148,877	(19,131)
Municipal securities	10,419	(105)	38,307	(10,856)	48,726	(10,961)
Corporate issues	1,974	(26)	3,445	(41)	5,419	(67)
Mortgage-backed securities - agency	115,242	(1,305)	1,114,721	(210,540)	1,229,963	(211,845)
Total	$127,635	(1,436)	1,305,350	(240,568)	1,432,985	(242,004)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2025, which were comprised of 319 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of June 30, 2025, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2025.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2025 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2025.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,463	124,463
Mortgage-backed securities	595,098	595,098
Total marketable securities held-to-maturity	$719,561	719,561

(3)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Personal Banking:
Residential mortgage loans	3,052,126	3,178,269
Home equity loans	1,157,520	1,149,396
Vehicle loans	2,084,500	1,870,843
Consumer loans	126,775	124,242
Total Personal Banking	6,420,921	6,322,750

Commercial Banking:
Commercial real estate loans	2,418,992	2,495,726
Commercial real estate loans - owner occupied	363,412	354,136
Commercial loans	2,138,499	2,007,402
Total Commercial Banking	4,920,903	4,857,264
Total loans receivable, gross	11,341,824	11,180,014

Allowance for credit losses	(129,159)	(116,819)
Total loans receivable, net (1)	11,212,665	11,063,195
(1) Includes $68 million and $60 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2025 and December 31, 2024, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2025 (in thousands):

	Balance as of June 30, 2025	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,089	(1,079)	(273)	166	13,275
Home equity loans	4,216	(228)	(413)	233	4,624
Vehicle loans	21,234	448	(2,150)	481	22,455
Consumer loans	2,266	1,028	(1,181)	422	1,997
Total Personal Banking	39,805	169	(4,017)	1,302	42,351

Commercial Banking:
Commercial real estate loans	53,624	7,432	(293)	902	45,583
Commercial real estate loans - owner occupied	4,130	(130)	—	73	4,187
Commercial loans	31,600	3,985	(3,597)	524	30,688
Total Commercial Banking	89,354	11,287	(3,890)	1,499	80,458
Total	$129,159	11,456	(7,907)	2,801	122,809

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$65	4	—	—	61
Total Personal Banking	65	4	—	—	61

Commercial Banking:
Commercial real estate loans	1,897	(1,059)	—	—	2,956
Commercial real estate loans - owner occupied	260	124	—	—	136
Commercial loans	8,670	(1,781)	—	—	10,451
Total Commercial Banking	10,827	(2,716)	—	—	13,543
Total off-balance sheet exposure	$10,892	(2,712)	—	—	13,604

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2025 (in thousands):

	Balance as of June 30, 2025	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,089	(1,672)	(861)	275	14,347
Home equity loans	4,216	(378)	(686)	435	4,845
Vehicle loans	21,234	2,263	(4,451)	1,033	22,389
Consumer loans	2,266	2,289	(2,685)	779	1,883
Total Personal Banking	39,805	2,502	(8,683)	2,522	43,464

Commercial Banking:
Commercial real estate loans	53,624	7,281	(409)	2,424	44,328
Commercial real estate loans - owner occupied	4,130	168	—	80	3,882
Commercial loans	31,600	9,761	(4,168)	862	25,145
Total Commercial Banking	89,354	17,210	(4,577)	3,366	73,355
Total	$129,159	19,712	(13,260)	5,888	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	65	3	—	—	62
Total Personal Banking	65	3	—	—	62

Commercial Banking:
Commercial real estate loans	1,897	(2,257)	—	—	4,154
Commercial real estate loans - owner occupied	260	100	—	—	160
Commercial loans	8,670	(903)	—	—	9,573
Total Commercial Banking	10,827	(3,060)	—	—	13,887
Total off-balance sheet exposure	$10,892	(3,057)	—	—	13,949

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2024 (in thousands):

	Balance as of June 30, 2024	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$14,999	(3,774)	(414)	994	18,193
Home equity loans	5,210	(134)	(649)	590	5,403
Vehicle loans	21,364	(1,927)	(4,514)	894	26,911
Consumer loans	1,668	2,283	(2,620)	806	1,199
Total Personal Banking	43,241	(3,552)	(8,197)	3,284	51,706

Commercial Banking:
Commercial real estate loans	50,559	(712)	(849)	853	51,267
Commercial real estate loans - owner occupied	3,615	(181)	—	21	3,775
Commercial loans	27,655	10,848	(2,482)	794	18,495
Total Commercial Banking	81,829	9,955	(3,331)	1,668	73,537
Total	$125,070	6,403	(11,528)	4,952	125,243

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	(1)	—	—	2
Home equity loans	63	(2)	—	—	65
Total Personal Banking	64	(3)	—	—	67

Commercial Banking:
Commercial real estate loans	4,450	(1,697)	—	—	6,147
Commercial real estate loans - owner occupied	151	(22)	—	—	173
Commercial loans	9,120	(1,616)	—	—	10,736
Total Commercial Banking	13,721	(3,335)	—	—	17,056
Total off-balance sheet exposure	$13,785	(3,338)	—	—	17,123

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,052,126	12,089	8,482	—
Home equity loans	1,157,520	4,216	3,507	—
Vehicle loans	2,084,500	21,234	4,191	—
Consumer loans	126,775	2,266	227	493
Total Personal Banking	6,420,921	39,805	16,407	493

Commercial Banking:
Commercial real estate loans	2,418,992	53,624	61,327	—
Commercial real estate loans - owner occupied	363,412	4,130	764	—
Commercial loans	2,138,499	31,600	23,896	—
Total Commercial Banking	4,920,903	89,354	85,987	—

Total	$11,341,824	129,159	102,394	493

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended June 30, 2025 (in thousands):

		June 30, 2025
	Nonaccrual loans at December 31, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$6,951	6,529	1,953	8,482
Home equity loans	3,332	2,738	769	3,507
Vehicle loans	4,829	2,271	1,920	4,191
Consumer loans	199	227	—	227
Total Personal Banking	15,311	11,765	4,642	16,407

Commercial Banking:
Commercial real estate loans	36,183	56,139	5,188	61,327
Commercial real estate loans - owner occupied	784	764	—	764
Commercial loans	9,123	21,080	2,816	23,896
Total Commercial Banking	46,090	77,983	8,004	85,987

Total	$61,401	89,748	12,646	102,394

During the three and six months ended June 30, 2025, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2024 (in thousands):

		December 31, 2024
	Nonaccrual loans at December 31, 2023	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$8,727	6,590	361	6,951
Home equity loans	4,492	3,200	132	3,332
Vehicle loans	4,816	3,958	871	4,829
Consumer loans	229	198	1	199
Total Personal Banking	18,264	13,946	1,365	15,311

Commercial Banking:
Commercial real estate loans	71,297	22,813	13,370	36,183
Commercial real estate loans - owner occupied	676	784	—	784
Commercial loans	4,147	7,471	1,652	9,123
Total Commercial Banking	76,120	31,068	15,022	46,090

Total	$94,384	45,014	16,387	61,401

During the year ended December 31, 2024, we did not recognize any interest income on nonaccrual loans.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of June 30, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$48,875	—	—	48,875
Commercial loans	4,015	2,649	2,048	8,712
Total Commercial Banking	52,890	2,649	2,048	57,587

Total	$52,890	2,649	2,048	57,587

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$27,907	—	339	28,246
Commercial loans	—	1,651	2,204	3,855
Total Commercial Banking	27,907	1,651	2,543	32,101

Total	$27,907	1,651	2,543	32,101

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

	For the quarter ended June 30,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	$276	—	0.01%	15	—	—%
Home equity loans	—	—	—	0.00%	42	—	—%
Total Personal Banking	—	276	—	0.00%	57	—	0.00%

Commercial Banking:
Commercial real estate loans	43	3,183	91	0.14%	—	—	—%
Commercial real estate loans - owner occupied	—	3,542	—	0.97%	—	697	0.19%
Total Commercial Banking	43	6,725	91	0.14%	—	697	0.01%

Total	$43	$7,001	91	0.06%	57	697	0.01%

	For the six months ended June 30,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	305	—	0.01%	—	497	—	—	0.01%
Home equity loans	—	78	—	0.01%	—	551	—	84	0.05%
Consumer loans	—	—	—	—%	—	—	—	2	—%
Total Personal Banking	—	383	—	0.01%	—	1,048	—	86	0.02%

Commercial Banking:
Commercial real estate loans	70	5,831	91	0.25%	29,764	210	—	—	1.12%
Commercial real estate loans - owner occupied	—	3,542	—	0.97%	—	—	697	—	0.19%
Commercial loans	1,785	8	9	0.08%	—	31	—	9	—%
Total Commercial Banking	1,855	9,381	100	0.23%	29,764	241	697	9	0.64%

Total	$1,855	9,764	100	0.10%	29,764	1,289	697	95	0.28%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended June 30,
	2025			2024
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	117	0	—%	220
Home equity loans	—%	0	0	—%	73
Total Personal Banking	—%	117	0	—%	112

Commercial Banking:
Commercial real estate loans	1%	11	0.5	—%	0
Commercial real estate loans - owner occupied	—%	6	0.0	2%	0
Total Commercial Banking	1%	9	0.5	2%	0
Total loans	1%	13	0.5	2%	112

	For the six months ended June 30,
	2025			2024
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—	118	0	—	145	0
Home equity loans	—%	131	0	2%	97	0
Consumer loans	—%	0	0	12%	356	0
Total Personal Banking	—%	121	0	2%	119	0

Commercial Banking:
Commercial real estate loans	1%	8	0.5	—%	117	1
Commercial real estate loans - owner occupied	—%	6	0	2%	0	0
Commercial loans	1%	85	0.75	4%	118	0
Total Commercial Banking	1%	7	0.75	2%	117	1
Total loans	1%	12	0.75	2%	118	1

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of June 30, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$755	—	32	183
Home equity loans	168	—	—	10
Consumer loans	9	—	—	—
Total Personal Banking	932	—	32	193

Commercial Banking:
Commercial real estate loans	5,993	—	—	—
Commercial real estate loans - owner occupied	3,503	39	—	—
Commercial loans	35	67	—	1,718
Total Commercial Banking	9,531	106	—	1,718
Total loans	$10,463	106	32	1,911

The following table presents the performance of loans modified within the previous twelve months of June 30, 2024 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$492	—	—	5
Home equity loans	533	90	12	—
Consumer loans	2	—	—	—
Total Personal Banking	1,027	90	12	5

Commercial Banking:
Commercial real estate loans	29,974	—	—	—
Commercial real estate loans - owner occupied	697	—	—	—
Commercial loans	10	5	—	25
Total Commercial Banking	30,681	5	—	25
Total loans	$31,708	95	12	30

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the quarter ended June 30,
	2025		2024
	Term extension	Payment delay	Term extension
Personal Banking:
Residential mortgage loans	$—	$183	5
Home equity loans	10	—	0
Total Personal Banking	10	183	5

Commercial Banking:
Commercial loans	—	1,718	25
Total Commercial Banking	—	1,718	25

Total	$10	1,901	30

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$561	8,958	6,905	16,424	3,035,702	3,052,126
Home equity loans	4,664	985	1,879	7,528	1,149,992	1,157,520
Vehicle loans	8,441	2,809	2,779	14,029	2,070,471	2,084,500
Consumer loans	733	424	707	1,864	124,911	126,775
Total Personal Banking	14,399	13,176	12,270	39,845	6,381,076	6,420,921

Commercial Banking:
Commercial real estate loans	4,492	13,025	41,830	59,347	2,359,645	2,418,992
Commercial real estate loans - owner occupied	93	215	45	353	363,059	363,412
Commercial loans	5,569	2,031	10,433	18,033	2,120,466	2,138,499
Total Commercial Banking	10,154	15,271	52,308	77,733	4,843,170	4,920,903
Total loans	$24,553	28,447	64,578	117,578	11,224,246	11,341,824

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$28,690	10,112	4,931	43,733	3,134,536	3,178,269
Home equity loans	5,365	1,434	2,250	9,049	1,140,347	1,149,396
Vehicle loans	10,242	3,257	3,191	16,690	1,854,153	1,870,843
Consumer loans	860	383	776	2,019	122,223	124,242
Total Personal Banking	45,157	15,186	11,148	71,491	6,251,259	6,322,750

Commercial Banking:
Commercial real estate loans	5,100	857	7,702	13,659	2,482,067	2,495,726
Commercial real estate loans - owner occupied	115	58	—	173	353,963	354,136
Commercial loans	5,632	1,726	7,335	14,693	1,992,709	2,007,402
Total Commercial Banking	10,847	2,641	15,037	28,525	4,828,739	4,857,264
Total originated loans	$56,004	17,827	26,185	100,016	11,079,998	11,180,014

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of June 30, 2025 (in thousands):

	YTD June 30, 2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$16,353	30,349	185,934	604,360	722,469	1,480,344	—	—	3,039,809
Substandard	—	—	126	1,596	1,581	9,014	—	—	12,317
Total residential mortgage loans	16,353	30,349	186,060	605,956	724,050	1,489,358	—	—	3,052,126
Residential mortgage current period charge-offs	—	—	(51)	(447)	—	(363)	—	—	(861)
Home equity loans
Pass	48,188	30,266	52,354	78,503	79,627	324,616	497,570	42,684	1,153,808
Substandard	—	—	66	154	—	1,387	769	1,336	3,712
Total home equity loans	48,188	30,266	52,420	78,657	79,627	326,003	498,339	44,020	1,157,520
Home equity current period charge-offs	—	(8)	—	(26)	(91)	(278)	(195)	(88)	(686)
Vehicle loans
Pass	624,514	512,718	359,750	340,063	161,001	82,263	—	—	2,080,309
Substandard	—	589	903	1,272	862	565	—	—	4,191
Total vehicle loans	624,514	513,307	360,653	341,335	161,863	82,828	—	—	2,084,500
Vehicle current period charge-offs	(19)	(803)	(1,170)	(1,112)	(745)	(602)	—	—	(4,451)
Consumer loans
Pass	15,491	21,252	10,938	4,411	1,680	9,174	62,593	515	126,054
Substandard	8	46	54	25	2	—	495	91	721
Total consumer loans	15,499	21,298	10,992	4,436	1,682	9,174	63,088	606	126,775
Consumer loan current period charge-offs	(1,021)	(350)	(338)	(192)	(63)	(556)	(144)	(21)	(2,685)
Total Personal Banking	704,554	595,220	610,125	1,030,384	967,222	1,907,363	561,427	44,626	6,420,921
Commercial Banking:
Commercial real estate loans
Pass	50,987	194,180	231,047	347,109	179,589	910,009	27,919	18,607	1,959,447
Special mention	—	—	31,937	32,465	12,758	21,569	220	—	98,949
Substandard	—	21,845	16,758	67,955	92,239	158,168	1,461	2,170	360,596
Total commercial real estate loans	50,987	216,025	279,742	447,529	284,586	1,089,746	29,600	20,777	2,418,992
Commercial real estate current period charge-offs	—	—	—	—	—	(393)	(16)	—	(409)
Commercial real estate loans - owner occupied
Pass	37,406	53,158	13,820	21,283	42,708	137,758	477	—	306,610
Special mention	—	1,312	1,351	2,132	2,298	5,427	400	983	13,903
Substandard	—	989	10,714	6,962	1,169	21,355	1,130	580	42,899
Total commercial real estate loans - owner occupied	37,406	55,459	25,885	30,377	46,175	164,540	2,007	1,563	363,412
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	244,551	630,083	295,180	235,214	23,199	31,170	492,501	4,853	1,956,751
Special mention	—	32,561	2,711	2,635	633	3,969	45,016	426	87,951
Substandard	—	17,920	22,147	4,564	2,576	14,701	29,976	1,913	93,797
Total commercial loans	244,551	680,564	320,038	242,413	26,408	49,840	567,493	7,192	2,138,499
Commercial loans current period charge-offs	—	—	(174)	(1,558)	(105)	(1,057)	(47)	(1,227)	(4,168)
Total Commercial Banking	332,944	952,048	625,665	720,319	357,169	1,304,126	599,100	29,532	4,920,903

Total loans	$1,037,498	1,547,268	1,235,790	1,750,703	1,324,391	3,211,489	1,160,527	74,158	11,341,824
For the six months ended June 30, 2025, $6 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$28,841	194,267	628,285	745,949	466,888	1,103,217	—	—	3,167,447
Substandard	—	51	1,107	464	321	8,879	—	—	10,822
Total residential mortgage loans	28,841	194,318	629,392	746,413	467,209	1,112,096	—	—	3,178,269
Residential mortgage current period charge-offs	—	—	(387)	—	(114)	(344)	—	—	(845)
Home equity loans
Pass	33,534	58,234	85,308	88,226	124,046	234,918	476,013	45,577	1,145,856
Substandard	—	—	174	91	52	1,352	1,080	791	3,540
Total home equity loans	33,534	58,234	85,482	88,317	124,098	236,270	477,093	46,368	1,149,396
Home equity current period charge-offs	—	—	(40)	(2)	(197)	(558)	(608)	(331)	(1,736)
Vehicle loans
Pass	616,515	452,912	443,997	228,309	64,332	59,950	—	—	1,866,015
Substandard	272	1,472	1,342	1,129	223	390	—	—	4,828
Total vehicle loans	616,787	454,384	445,339	229,438	64,555	60,340	—	—	1,870,843
Vehicle current period charge-offs	(454)	(2,197)	(2,626)	(2,087)	(414)	(1,031)	—	—	(8,809)
Consumer loans
Pass	27,363	14,779	6,330	2,707	735	5,914	65,055	581	123,464
Substandard	36	59	24	—	7	1	578	73	778
Total consumer loans	27,399	14,838	6,354	2,707	742	5,915	65,633	654	124,242
Consumer loan current period charge-offs	(1,106)	(2,015)	(678)	(285)	(116)	(1,044)	(651)	(34)	(5,929)
Total Personal Banking	706,561	721,774	1,166,567	1,066,875	656,604	1,414,621	542,726	47,022	6,322,750
Commercial Banking:
Commercial real estate loans
Pass	189,670	252,202	430,653	258,681	286,457	803,111	26,690	23,578	2,271,042
Special Mention	—	4,877	19,030	18,533	14,383	5,654	237	—	62,714
Substandard	—	2,273	11,137	48,539	19,356	80,417	175	73	161,970
Total commercial real estate loans	189,670	259,352	460,820	325,753	320,196	889,182	27,102	23,651	2,495,726
Commercial real estate current period charge-offs	(102)	(686)	(2,522)	(360)	(619)	(11,032)	—	—	(15,321)
Commercial real estate loans - owner occupied
Pass	53,831	14,252	32,095	46,911	11,933	141,211	640	—	300,873
Special Mention	—	1,166	2,231	93	—	5,165	1,232	—	9,887
Substandard	—	12,572	5,733	—	2,956	18,695	751	2,669	43,376
Total commercial real estate loans - owner occupied	53,831	27,990	40,059	47,004	14,889	165,071	2,623	2,669	354,136
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	729,863	353,568	262,498	29,806	12,633	56,300	475,333	3,381	1,923,382
Special Mention	—	3,914	3,898	627	479	7	28,127	11	37,063
Substandard	7,133	21,606	4,669	1,063	89	1,761	8,847	1,789	46,957
Total commercial loans	736,996	379,088	271,065	31,496	13,201	58,068	512,307	5,181	2,007,402
Commercial loans current period charge-offs	(1,456)	(6,752)	(4,301)	(235)	(522)	(916)	(212)	(68)	(14,462)
Total Commercial Banking	980,497	666,430	771,944	404,253	348,286	1,112,321	542,032	31,501	4,857,264

Total loans	$1,687,058	1,388,204	1,938,511	1,471,128	1,004,890	2,526,942	1,084,758	78,523	11,180,014
For the year ended December 31, 2024, $16 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(73,002)	(72,062)
Core deposit intangibles - net	$1,897	2,837
Total intangible assets - net	$1,897	2,837

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2025 and 2024, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the succeeding fiscal years until the intangible assets are fully amortized (in thousands):

For the quarter ended June 30, 2025	$436
For the quarter ended June 30, 2024	635
For the six months ended June 30, 2025	940
For the six months ended June 30, 2024	1,336
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	304

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2024	$380,997
Balance at June 30, 2025	$380,997

We performed our annual goodwill impairment test as of June 30, 2025 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at June 30, 2025 and December 31, 2024 are presented in the following table (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$175,000	4.60%	$175,000	4.64%
Collateralized borrowings, due within one year	22,544	1.82%	22,323	1.73%
Collateral received, due within one year	464	4.67%	3,008	4.65%
Total borrowed funds	$198,008		$200,331

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At June 30, 2025, the carrying value of these loans was $5.6 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was no balance on the revolving line of credit at June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, collateralized borrowings due within one year were $23 million and $22 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At June 30, 2025, the carrying value of the cash and securities used as collateral was $35 million.

At June 30, 2025 and December 31, 2024, collateral received was $464 thousand and $3 million, respectively. This represents collateral posted to us from our derivative counterparties.

At June 30, 2025 and December 31, 2024, term notes payable to the FHLB of Pittsburgh due within one year were $175 million. The The June 30, 2025 total is made up of seven advances each for $25 million.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At June 30, 2025 and December 31, 2024, subordinated debentures, net of issuance costs, were $115 million. For the six months ended June 30, 2025 and June 30, 2024 total interest expense paid on the subordinate notes was $2 million.

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

	Maturity date	Interest rate	Capital debt securities	June 30, 2025	December 31, 2024
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,036	8,024
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,837	2,823
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,943	3,891
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,935	3,883
			$128,875	129,964	129,834
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the six months ended June 30, 2025 and June 30, 2024 total interest expense paid on trust preferred securities was $4 million and $5 million, respectively.

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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2025, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $57 million, of which $55 million is fully collateralized. At June 30, 2025, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $21 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $12 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $3 million at June 30, 2025. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(7)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three and six months ended June 30, 2025 and 2024 and the treasury stock method was used to determine diluted earnings per share for the three and six months ended June 30, 2025 and 2024.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$33,675	4,747	77,133	33,910
Less: Dividends and undistributed earnings allocated to participating securities	19	7	44	47
Net income available to common shareholders - two class method - Basic and Diluted	$33,656	4,740	77,089	33,863

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	127,641,857	127,023,522	127,515,768	126,918,878
Add: Potentially dilutive shares	472,652	137,853	831,373	426,501
Denominator for treasury stock method - Diluted	128,114,509	127,161,375	128,347,141	127,345,379

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	127,641,857	127,023,522	127,515,768	126,918,878
Add: Average participating shares outstanding	72,790	175,517	72,790	175,517
Denominator for two class method - Diluted	127,714,647	127,199,039	127,588,558	127,094,395

Basic earnings per share	$0.26	0.04	0.60	0.27

Diluted earnings per share	$0.26	0.04	0.60	0.27

Anti-dilutive awards (1)	2,051	2,451	2,051	2,451
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

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$1,120	1,425	—	—
Interest cost	2,173	2,205	15	15
Expected return on plan assets	(2,989)	(3,776)	—	—
Amortization of prior service cost	(203)	(563)	—	—
Amortization of the net loss	(37)	18	7	10
Net periodic cost	$64	(691)	22	25

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$2,240	2,850	—	—
Interest cost	4,346	4,410	30	30
Expected return on plan assets	(5,978)	(7,552)	—	—
Amortization of prior service cost	(406)	(1,126)	—	—
Amortization of the net loss	(74)	36	14	20
Net periodic cost	$128	(1,382)	44	50

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2025 and December 31, 2024, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2025 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$267,075	267,075	267,075	—	—	—
Securities available-for-sale	1,194,883	1,194,883	—	1,194,883	—	—
Securities held-to-maturity	719,561	628,936	—	628,936	—	—
Loans receivable, net	11,212,665	10,611,503	—	—	10,611,503	—
Loans held-for-sale	13,104	13,104	—	378	12,726	—
Accrued interest receivable	46,987	46,987	46,987	—	—	—
Interest rate lock commitments	933	933	—	—	933	—
Forward commitments	210	210	—	210	—	—
Interest rate swaps designated as hedging instruments	—	—	—	210	—	(210)
Interest rate swaps not designated as hedging instruments	12,589	12,589	—	31,257	—	(18,668)
FHLB stock	17,809	17,809	—	—	—	—
Total financial assets	$13,485,816	12,794,029	314,062	1,855,874	10,625,162	(18,878)

Financial liabilities:

Savings and checking deposits	$9,630,381	9,630,381	9,630,381	—	—	—
Time deposits	2,570,648	2,571,122	—	—	2,571,122	—
Borrowed funds	198,008	195,452	202,088	—	—	(6,636)
Subordinated debt	114,713	119,577	—	119,577	—	—
Junior subordinated debentures	129,964	124,947	—	—	124,947	—
Foreign exchange swaps	262	262	—	262	—	—
Interest rate swaps designated as hedging instruments	—	—	—	1,248	—	(1,248)
Interest rate swaps not designated as hedging instruments	20,265	20,265	—	31,259	—	(10,994)
Risk participation agreements	38	38	—	38	—	—
Accrued interest payable	7,729	7,729	7,729	—	—	—
Total financial liabilities	$12,672,008	12,669,773	9,840,198	152,384	2,696,069	(18,878)
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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2025 and December 31, 2024.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	34,930	—	—	34,930
Government-sponsored enterprises	—	80	—	—	80
States and political subdivisions	—	57,841	—	—	57,841
Corporate	—	30,840	—	—	30,840
Total debt securities	—	123,691	—	—	123,691

Mortgage-backed securities:
GNMA	—	50,295	—	—	50,295
FNMA	—	97,282	—	—	97,282
FHLMC	—	109,449	—	—	109,449
Non-agency	—	4	—	—	4
Collateralized mortgage obligations:
GNMA	—	576,595	—	—	576,595
FNMA	—	81,042	—	—	81,042
FHLMC	—	156,525	—	—	156,525
Total mortgage-backed securities	—	1,071,192	—	—	1,071,192

Interest rate lock commitments	—	—	933	—	933
Forward commitments	—	210	—	—	210
Interest rate swaps designated as hedging instruments	—	210	—	(210)	—
Interest rate swaps not designated as hedging instruments	—	31,257	—	(18,668)	12,589
Total assets	$—	1,226,560	933	(18,878)	1,208,615

Foreign exchange swaps	$—	262	—	—	262
Interest rate swaps designated as hedging instruments	—	1,248	—	(1,248)	—
Interest rate swaps not designated as hedging instruments	—	31,259	—	(10,994)	20,265
Risk participation agreements	—	38	—	—	38
Total liabilities	$—	32,807	—	(12,242)	20,565
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	35,391	—	—	35,391
Government-sponsored enterprises	—	118	—	—	118
States and political subdivisions	—	58,627	—	—	58,627
Corporate	—	26,101	—	—	26,101
Total debt securities	—	120,237	—	—	120,237

Mortgage-backed securities:
GNMA	—	50,149	—	—	50,149
FNMA	—	84,212	—	—	84,212
FHLMC	—	89,840	—	—	89,840
Non-agency	—	5	—	—	5
Collateralized mortgage obligations:
GNMA	—	562,948	—	—	562,948
FNMA	—	74,395	—	—	74,395
FHLMC	—	127,158	—	—	127,158
Total mortgage-backed securities	—	988,707	—	—	988,707

Interest rate lock commitments	—	—	342	—	342
Forward commitments	—	34	—	—	34
Foreign exchange swaps	—	199	—	—	199
Interest rate swaps designated as hedging instruments	—	1,529	—	(32)	1,497
Interest rate swaps not designated as hedging instruments	—	37,697	—	(34,204)	3,493
Total assets	$—	1,148,403	342	(34,236)	1,114,509

Foreign exchange swaps	$—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	32	—	(32)	—
Interest rate swaps not designated as hedging instruments	—	37,767	—	(2,362)	35,405
Risk participation agreements	—	16	—	—	16
Total liabilities	$—	37,819	—	(2,394)	35,425
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Beginning balance,	$433	479	342	641
Interest rate lock commitments:
Net activity	500	312	591	150
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$933	791	933	791

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	57,233	57,233
Mortgage servicing rights	—	—	1	1
Real estate owned, net	—	—	48	48
Total assets	$—	—	57,282	57,282

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2025 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$57,233	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	1	Discounted cash flow	Annual service cost	$89
			Prepayment rate	6.0% to 17.4% (10.2%)
			Expected life (months)	50.4 to 105.4 (74.1)
			Option adjusted spread	724 basis points
			Forward yield curve	4.43% to 4.30%

Real estate owned, net	48	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	12,726	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

As of June 30, 2025, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	210	125,000	1,248
Derivatives not designated as hedging instruments:
Interest rate swap agreements	942,982	31,257	942,982	31,259
Foreign exchange swap agreements	—	—	2,738	262
Interest rate lock commitments	39,840	933	—	—
Forward commitments	5,302	210	—	—
Risk participation agreements	—	—	138,388	38
Total Derivatives	$1,038,124	32,610	1,209,108	32,807

At December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$125,000	1,529	50,000	32
Derivatives not designated as hedging instruments:
Interest rate swap agreements	780,177	37,697	780,177	37,767
Foreign exchange swap agreements	5,724	199	2,690	4
Interest rate lock commitments	17,426	342	—	—
Forward commitments	1,509	34	—	—
Risk participation agreements	—	—	129,439	16
Total derivatives	$929,836	39,801	962,306	37,819
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Hedging derivatives:
Decrease in interest expense	$293	734	587	1,467

Non-hedging swap derivatives:
(Decrease)/increase in other income	(231)	(112)	(612)	175
Increase in mortgage banking income	627	323	789	208

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended June 30, 2025 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.39%	$(311)	5/11/2027	22
Issued May 12, 2023	25,000	3.43%	(299)	5/12/2028	34
Issued May 19, 2023	25,000	3.72%	(224)	11/19/2027	29
Issued May 31, 2023	25,000	3.94%	(169)	11/30/2026	17
Issued July 26, 2023	25,000	4.20%	(123)	7/26/2028	37
Issued July 31, 2023	25,000	4.23%	(100)	1/31/2028	31
Issued August 9, 2023	25,000	4.19%	(105)	8/9/2027	25
Total	$175,000		$(1,331)

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of June 30, 2025 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$210	(210)	—
Interest rate swaps - not hedging	31,257	(18,668)	12,589

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	1,248	(1,248)	—
Interest rate swaps - not hedging	31,259	(10,994)	20,265

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

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2025, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2025	$(116,385)	(102)	18,006	(98,481)

Other comprehensive/(loss) income before reclassification adjustments (1) (3)	3,425	(650)	—	2,775
Amounts reclassified from accumulated other comprehensive income (2) (4)	1	—	(169)	(168)

Net other comprehensive income/(loss)	3,426	(650)	(169)	2,607

Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)

	For the quarter ended June 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2024	$(156,357)	1,780	1,153	(153,424)

Other comprehensive (loss)/income before reclassification adjustments (5) (7)	(3,391)	330	—	(3,061)
Amounts reclassified from accumulated other comprehensive income (6) (8)	26,789	—	(388)	26,401

Net other comprehensive income/(loss)	23,398	330	(388)	23,340

Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)
(1)Consists of unrealized holding gains, net of tax of ($1,180).
(2)Consists of realized losses, net of tax of $0.
(3)Change in fair value of interest rate swaps, net of tax $246.
(4)Consists of realized gains, net of tax of $64.
(5)Consists of unrealized holding losses, net of tax of $168.
(6)Consists of realized losses, net of tax of ($7,706)
(7)Change in fair value of interest rate swaps, net of tax ($96).
(8)Consists of realized gains, net of tax of $147.

	For the six months ended June 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive income/(loss) before reclassification adjustments (1) (3)	17,288	(1,911)	—	15,377
Amounts reclassified from accumulated other comprehensive income (2) (4)	1	—	(338)	(337)

Net other comprehensive income/(loss)	17,289	(1,911)	(338)	15,040

Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)

	For the six months ended June 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive loss before reclassification adjustments (5) (7)	(9,089)	2,484	—	(6,605)
Amounts reclassified from accumulated other comprehensive income (6) (8)	26,789	—	(776)	26,013

Net other comprehensive loss	17,700	2,484	(776)	19,408

Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)
(1)Consists of unrealized holding gains, net of tax of ($5,663).
(2)Consists of realized losses, net of tax of $0.
(3)Change in fair value of interest rate swaps, net of tax $624.
(4)Consists of realized gains, net of tax of $128.
(5)Consists of unrealized holding losses, net of tax $1,926.
(6)Consists of realized losses, net of tax ($7,706).
(7)Change in fair value of interest rate swaps, net of tax ($726).
(8)Consists of realized gains, net of tax of $294.

(13)    Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. Our one operating segment, Banking, is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of the various components of the business such as branches and lending, which are then aggregated because operating performance, products/services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The information reviewed is on a consolidated basis and discrete financial information is not available. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income through return on average assets and return on average equity and the efficiency ratio, as well as loan growth to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credits losses and payroll provide the significant expenses in the banking operating. All operations are domestic.

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

	Banking Segment
	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest income	$171,570	166,854	352,165	327,093
Reconciliation of revenue
Service charges and fees	15,797	15,527	30,784	31,050
Trust and other financial services income	7,948	7,566	15,858	14,693
Loss on sale of investments	—	(39,413)	—	(39,413)
Other revenue (1)	7,193	7,471	12,651	12,784
Consolidated revenues	$202,508	158,005	411,458	346,207

Less:
Interest expense	52,126	60,013	104,903	117,014
Segment net interest income and noninterest income	$150,382	97,992	306,555	229,193
Less:
Provision for credit losses	8,744	(370)	16,655	3,065
Compensation and employee benefits	55,213	53,531	109,753	105,071
Processing expenses	12,973	14,695	26,963	29,420
Premises and occupancy costs	7,122	7,464	15,522	15,091
Professional services	3,990	3,728	6,746	7,793
Office operations	2,910	3,819	5,887	6,586
Federal deposit insurance premiums	2,296	2,865	4,624	5,888
Other segment items (2)	13,036	6,318	19,782	12,595
Income tax expense	10,423	1,195	23,490	9,774
Segment net income/consolidated net income	$33,675	4,747	77,133	33,910
(1)    Other revenues include loan sales, gain on real estate owned, income from bank owned life insurance and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Other segment disclosures
Interest income	$171,570	166,854	352,165	327,093
Interest expense	52,126	60,013	104,903	117,014
Depreciation	2,745	2,821	5,520	5,716
Amortization	436	635	940	1,336
Other significant noncash items:
Provision for credit losses	8,744	(370)	16,655	3,065
Segment assets	14,485,107	14,385,553	14,485,107	14,385,553
Expenditures for segment assets	3,629	1,988	5,451	1,988

(14)    Subsequent Events

On July 25, 2025, the Company completed the previously announced merger with Penns Woods Bancorp, Inc. (“Penns Woods”), the holding company for Jersey Shore State Bank and Luzerne Bank, along with the mergers of Jersey Shore State Bank and Luzerne Bank with and into Northwest Bank, for a total estimated consideration of $234 million. The Company is currently in the process of finalizing the purchase accounting of this transaction.

Under the terms of the Agreement and Plan of Merger entered into by the Company and Penns Woods on December 16, 2024 (the "Merger Agreement"), each share of common stock of Penns Woods converted into the right to receive 2.385 shares of the Company’s common stock or a total of 18,226,469 shares of common stock of the Company valued at $230 million, based on the $12.63 per share closing price of the Company's stock on July 25, 2025. Additionally, any unexercised stock options of Penns Woods outstanding were cancelled in exchange for a cash payment at the spread value over the exercise price valued at $4 million.

The transaction has resulted the Company having approximately $17 billion in total assets, providing banking services through 151 financial centers and 10 free standing drive-up facilities in four states. The transaction expanded the Company's franchise by 21 full-service offices located in Pennsylvania.

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

     Important factors that might cause such a difference include, but are not limited to:

•    the possibility that any of the anticipated benefits of the Merger (as defined below) will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Penns Woods operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the diversion of management’s attention from ongoing business operations and opportunities due to the integration of Penns Woods' operations with those of the Company; the challenges of integrating and retaining key employees; the effect of the Merger on the combined company’s customer and employee relationships and operating results; and other factors that may affect the results of operations and financial condition of the combined company;
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statement disclosures. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The guidance amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act(“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

Acquisition of Penns Woods

On July 25, 2025, the Company completed its acquisition of Penns Woods, pursuant to the Merger Agreement, which was entered into by the Company and Penns Woods on December 16, 2024. In accordance with the Merger Agreement, the Company and Penns Woods completed a business combination whereby Penns Woods merged with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), Penns Woods’ wholly-owned subsidiary banks, Luzerne Bank, a Pennsylvania-chartered state bank, and Jersey Shore State Bank, a Pennsylvania-chartered state bank, merged with and into Northwest Bank, with Northwest Bank as the surviving bank in the subsidiary bank mergers. Under the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of

Penns Woods’ common stock, $5.55 par value, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares (as provided for in the Merger Agreement), converted, in accordance with the procedures set forth in the Merger Agreement, into a right to receive 2.385 shares of common stock, $0.01 par value, of the Company.

Comparison of Financial Condition

Total assets at June 30, 2025 were $14.5 billion, an increase of $77 million from December 31, 2024. This increase in assets was primarily driven by increases in marketable securities and loans receivable. A discussion of significant changes follows.

Cash and cash equivalents decreased by $21 million, or 7%, to $267 million at June 30, 2025, from $288 million at December 31, 2024 due to these funds being invested into higher yielding loans and marketable securities.

Total marketable securities remained flat at $1.9 billion at June 30, 2025, increasing by $55 million, or 3%, from December 31, 2024. Available-for-sale securities increased by $86 million, driven by a increase in net portfolio purchases during the quarter, while held-to-maturity securities decreased $31 million, driven by maturities and regular monthly cash flows.

Gross loans receivable was $11.3 billion at June 30, 2025, increasing $162 million from December 31, 2024. Our personal banking loan portfolio increased by $98 million, to $6.4 billion at June 30, 2025 while our commercial banking loans increased by $64 million, to $4.9 billion at June 30, 2025. This increase represents organic loan growth resulting from our vehicle loan portfolio and the new commercial lending verticals that we implemented during the prior year. Specifically, our vehicle loans increased by $214 million, or 11%, while our commercial and industrial (C&I) loan portfolio increased by $131 million, or 7% compared to December 31, 2024.

The following table provides the various loan sectors in our commercial real estate portfolio at June 30, 2025:

Property type	Percent of portfolio
5 or more unit dwelling	13.8%
Retail Building	13.2
Nursing Home	11.3
Commercial office building - non-owner occupied	9.9
Manufacturing & industrial building	6.6
Warehouse/storage building	4.3
Commercial office building - owner occupied	4.1
Multi-use building - commercial, retail and residential	3.6
Multi-use building - office and warehouse	3.6
Other medical facility	3.5
Residential acquisition & development - 1-4 family, townhouses and apartments	3.3
Hotel/motel	2.3
Single family dwelling	2.2
Student housing	2.1
Agricultural real estate	2.1
Commercial acquisition and development	2.0
All other	12.1
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at June 30, 2025:

State	Percent of portfolio
New York	33.7%
Pennsylvania	28.0
Ohio	19.8
Indiana	7.3
All other	11.2
Total	100.0%

Total deposits increased by $56 million, to $12.2 billion at June 30, 2025 from $12.1 billion at December 31, 2024. This increase was driven by a $145 million, or 7%, increase in money market accounts and $40 million, or 2%, increase in savings deposits. Partially offsetting these increases was a decrease in time deposits of $107 million, or 4%, driven primarily by a decrease in brokered CDs, and a $44 million, or 2%, decrease in interest demand deposit accounts. The increase in both money market and saving account balances was partly due to customers shifting funds to these competitively priced products as their time deposits matured.

As of June 30, 2025, we had $106 million of brokered deposits, which made up 4% of our time deposits and 1% of our total deposit balance at quarter end. The balance carried an average all-in cost of 4.18% and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at quarter end we had $731 million of deposits through our participation in the IntraFi Network Deposits and FIS Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.37%.

At June 30, 2025 and December 31, 2024, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $2.0 billion. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of June 30, 2025
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,274,416	26.8%	5,418
Less intercompany deposit accounts	1,322,820	10.8%	12
Less collateralized deposit accounts	404,411	3.3%	253
Uninsured deposits excluding intercompany and collateralized accounts	$1,547,185	12.7%	5,153
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $40 million, or 0.24% of total deposits, as of June 30, 2025. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $194 million, or 1.59%, of total deposits, as of June 30, 2025. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $300,249 as of June 30, 2025.

Total shareholders’ equity remained stable at $1.6 billion, or $12.84 per share, at June 30, 2025 compared to $12.52 per share at December 31, 2024, increasing by $45 million in the current year. This increase was the result of year-to-date earnings of $77 million as well as an improvement in accumulated other comprehensive loss of $15 million, or 14%, primarily due to a decrease in unrealized losses in the available-for-sale investment portfolio, partially offset by $51 million of cash dividend payments for the six months ended June 30, 2025.

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

	At June 30, 2025
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,756,799	16.32%	$1,130,037	10.50%	$1,076,226	10.00%
Northwest Bank	1,521,646	14.15%	1,129,018	10.50%	1,075,255	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,507,385	14.01%	914,792	8.50%	645,735	6.00%
Northwest Bank	1,387,064	12.90%	913,967	8.50%	860,204	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,381,410	12.84%	753,358	7.00%	N/A	N/A
Northwest Bank	1,387,064	12.90%	752,679	7.00%	698,916	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,507,385	10.55%	571,623	4.00%	N/A	N/A
Northwest Bank	1,387,064	9.71%	571,230	4.00%	714,037	5.00%
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
(1) We elected to temporarily delay the estimated impact of current expected credit losses ("CECL") on regulatory capital in accordance with a rule of the Federal Reserve Board and other U.S. banking agencies for a two-year deferral period, followed by a three-year transition period which began January 1, 2022. As of December 31, 2024, 75% of the impact of the CECL deferral was phased, while the impact of the CECL deferral was fully phased in as of June 30, 2025.
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

In May 2025, President Trump signed a Congressional Review Act resolution that overturned the Consumer Financial Protection Bureau's December 2024 final rule that would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the overdraft fee to an amount that covered the institution's costs and losses to provide the service or $5.

In July 2025, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency issued a notice of proposed rulemaking which, if finalized, would rescind the Community Reinvestment Act ("CRA") final rule issued in October 2023 and reinstate the CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have changed how the agencies evaluate CRA performance.

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at June 30, 2025 was 12.51%. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2025, Northwest had $3.8 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of June 30, 2025, as well as $590 million of borrowing capacity available with the Federal Reserve Bank and $105 million with two correspondent banks.

Dividends

We paid $26 million in cash dividends during the quarter ended June 30, 2025 compared to $25 million for the quarter ended June 30, 2024. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for June 30, 2025 and 2024 was 76.9% and 500.0% on dividends of $0.20 per share. On July 17, 2025, the Board of Directors declared a cash dividend of $0.20 per share payable on August 19, 2025 to shareholders of record as of August 8, 2025. This represents the 123th consecutive quarter we have paid a cash dividend.

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

	June 30, 2025	December 31, 2024
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$6,905	4,931
Home equity loans	1,879	2,250
Vehicle loans	2,779	3,191
Other consumer loans	707	776
Commercial real estate loans	41,830	7,702
Commercial real estate - owner occupied	45	—
Commercial loans	10,433	7,335
Total loans 90 days or more past due	$64,578	26,185
Total real estate owned (REO)	$48	35
Total loans 90 days or more past due and REO	64,626	26,220
Total loans 90 days or more past due to net loans receivable	0.58%	0.23%
Total loans 90 days or more past due and REO to total assets	0.45%	0.18%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	64,085	25,529
Nonaccrual loans - loans less than 90 days past due	38,309	35,872
Loans 90 days or more past due still accruing	493	656
Total nonperforming loans	102,887	62,057
Other nonperforming assets (1)	—	16,102
Total nonperforming assets	$102,935	78,194
Total nonaccrual loans to total loans	0.90%	0.55%
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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of June 30, 2025, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $12 million to $129 million, or 1.14% of total loans at June 30, 2025, up from 1.04% at December 31, 2024. This increase was driven by downgrades and individual assessments within our commercial real estate portfolio offset by changes in the economic forecasts.

Total classified loans increased by $246 million to $518 million at June 30, 2025 compared to $272 million at December 31, 2024. This increase was driven by changes in our commercial real estate portfolio which increased $198 million. The increase in classified loans was primarily driven by the remaining long-term healthcare portfolio being returned to held for investment, construction projects with lease up rates lower than projected and a few larger C&I borrowers whose performance deteriorateded during the year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $102 million at June 30, 2025 increased by $41 million, or 67%, from $61 million at December 31, 2024, or 0.90% of total loans receivable as of June 30, 2025 and 0.55% of total loans receivable as of December 31, 2024. As a percentage of average loans, annualized net charge-offs remained low at 0.18% for the three months ended June 30, 2025 compared to 0.32% for the year ended December 31, 2024 which included a $15 million write-down on certain loans to fair value before they were transferred to held for sale.

Comparison of Operating Results for the Quarters Ended June 30, 2025 and 2024

The following chart provides a reconciliation of net income from the quarter ended June 30, 2024 to the the quarter ended June 30, 2025 (dollars in thousands):

Net income for the quarter ended June 30, 2025 was $34 million, or $0.26 per diluted share, an increase of $29 million, or 609%, from net income of $5 million, or $0.04 per diluted share, for the quarter ended June 30, 2024. This increase in net income resulted primarily from a increase in net interest income of $13 million, or 12% and noninterest income of $40 million or partially offset by a $9 million increase in the provision for credit losses, an increase in noninterest expense of $5 million, or 6% and a $9 million, increase in income tax expense. Net income for the quarter ended June 30, 2025 represents annualized returns on average equity and average assets of 8.26% and 0.93%, respectively, compared to 1.24% and 0.13% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$107,724
$112,216
$115,048
$128,685
$120,322
3.20%
3.33%
3.42%
3.87%
3.56%
2Q24
3Q24
4Q24
1Q25
2Q25
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the second quarter of 2025 was $119 million which increased $13 million, or 12%, from the second quarter of 2024. Net interest income (FTE) was $120 million for the quarter ended June 30, 2025 and net interest margin (FTE) was 3.56%. Compared to the same quarter of the prior year, net interest income (FTE) increased $13 million and net interest margin (FTE) increased by thirty-six basis points. The increase in net interest income (FTE) and net interest margin (FTE) was driven by an increase in interest income resulting from higher earning asset yields, inclusive of an non-accrual interest recovery, coupled with a decrease in interest expense due to decline in the average balance of borrowings and higher cost brokered CD. Partly offsetting this increase was a decrease in the average balance of earning assets.

For the six months ended June 30, 2025, net interest income (FTE) was $249 million, an increase of $37 million, or 18% from the same period last year. Net interest margin increased by fifty-seven basis points. Similar to the quarterly fluctuations noted above, the increase in net interest income (FTE) included increases in interest income driven by higher interest-earning asset yields, including the non-accrual interest recovery, and balances, partially offset by lower interest-bearing liability costs and balances.

Average Loans
$11,369
$11,224
$11,205
$11,177
$11,249
5.47%
5.57%
5.56%
6.00%
5.55%
2Q24
3Q24
4Q24
1Q25
2Q25
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments
$2,021
$1,999
$2,034
$2,037
$2,056
2.13%
2.48%
2.57%
2.62%
2.69%
2Q24
4Q24
4Q24
1Q25
2Q25
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$12,086
$12,097
$12,028
$12,088
$12,154
1.76%
1.78%
1.68%
1.59%
1.55%
2Q24
3Q24
4Q24
4Q24
2Q25
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$323
$221
$223
$224
$208
4.56%
4.09%
4.02%
3.99%
3.94%
2Q24
3Q24
4Q24
4Q24
2Q25
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable decreased $120 million, or 1%, from the quarter ended June 30, 2024. This decrease was driven by personal banking loans and commercial real estate loans, which decreased by $265 million and $187 million, respectively. These decreases were partially offset by an increase in commercial loans of $332 million from the quarter ended June 30, 2024 as we have continued to build-out our commercial lending verticals. Interest income on loans receivable increased by $1 million, or 1%, from the same quarter in the prior year, and by $16 million, or 5%, from the same six-month period in the prior year, driven by a loan mix shift towards higher yielding commercial loans and an interest recovery of $13.1 million on a non-accrual commercial real estate loan payoff during the first quarter of 2025.

Average investments increased 2% from the second quarter of 2024 driven by the reinvestment of cash flows from regular principal payments and maturities. Interest income on investment securities increased by $3 million, or 29%, from the quarter ended June 30, 2024 and increased $7 million, or 35%, for the six months ended June 30, 2024. The increase is due to the increase in the average yield on investments (FTE) to 2.69% for the quarter ended June 30, 2025 and 2.65% for the six months ended June 30, 2025 coupled with growth in the average balance of investments.

Average deposits grew 1% from the quarter ended June 30, 2024 driven by an increase in our average money market and saving deposit accounts which grew by $163 million and $68 million, respectively, from the quarter ended June 30, 2024 partly due to customers shifting funds to these competitively priced products as their time deposits matured. These increases were partially offset by a decrease in time deposits of $233 million. Interest expense on deposits decreased by $6 million, or 11% from the quarter ended June 30, 2024, and by $6 million, or 6% from the six months ended June 30, 2024, primarily attributable to decrease in average yield and an increase in average balance of deposit accounts as we continued competitively positioning our deposit products.

Compared to the quarter ended June 30, 2024, average borrowings saw a 36% reduction. This decrease was attributable to the strategic pay-down of wholesale borrowings with the proceeds from our investment portfolio restructuring in the second quarter of 2024. The decrease in the average balance of borrowings resulted in a decrease in interest expense on borrowings by $2 million from the quarter ended June 30, 2024 and $6 million from the six months ended June 30, 2024.

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

	Quarter ended June 30,
	2025			2024
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,091,324	29,978	3.88%	$3,342,749	32,182	3.85%
Home equity loans	1,145,655	16,265	5.69%	1,183,497	17,303	5.88%
Consumer loans	2,073,103	28,648	5.54%	2,048,396	26,334	5.17%
Commercial real estate loans	2,836,757	43,457	6.06%	3,023,762	45,658	5.97%
Commercial loans	2,102,115	37,287	7.02%	1,770,345	33,229	7.43%
Loans receivable (a) (b) (d) (includes FTE adjustments of $721 and $752, respectively)	11,248,954	155,635	5.55%	11,368,749	154,706	5.47%
Mortgage-backed securities (c)	1,790,423	12,154	2.72%	1,734,085	9,426	2.17%
Investment securities (c) (d) (includes FTE adjustments of $157 and $131, respectively)	266,053	1,668	2.51%	287,262	1,316	1.83%
FHLB stock, at cost	17,838	318	7.15%	25,544	498	7.84%
Other interest-earning deposits	220,416	2,673	4.85%	135,520	1,791	5.23%
Total interest-earning assets (includes FTE adjustments of $878 and $883, respectively)	13,543,684	172,448	5.11%	13,551,160	167,737	4.98%
Noninterest-earning assets (e)	924,513			907,432
Total assets	$14,468,197			$14,458,592

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,212,175	6,521	1.18%	$2,144,278	5,957	1.12%
Interest-bearing demand deposits	2,609,887	7,192	1.11%	2,555,863	6,646	1.05%
Money market deposit accounts	2,121,088	9,658	1.83%	1,957,990	8,601	1.77%
Time deposits	2,599,254	23,455	3.62%	2,832,720	31,550	4.48%
Total interest-bearing deposits (g)	9,542,404	46,826	1.97%	9,490,851	52,754	2.24%
Borrowed funds (f)	208,342	2,046	3.94%	323,191	3,662	4.56%
Subordinated debentures	114,661	1,148	4.00%	114,308	1,148	4.02%
Junior subordinated debentures	129,921	2,106	6.41%	129,663	2,449	7.47%
Total interest-bearing liabilities	9,995,328	52,126	2.09%	10,058,013	60,013	2.40%
Noninterest-bearing demand deposits (g)	2,611,597			2,595,511
Noninterest-bearing liabilities	225,306			263,634
Total liabilities	12,832,231			12,917,158
Shareholders’ equity	1,635,966			1,541,434
Total liabilities and shareholders’ equity	$14,468,197			$14,458,592
Net interest income (FTE)/Interest rate spread (FTE) (d)		120,322	3.02%		107,724	2.58%
Net interest-earning assets/Net interest margin (FTE)	$3,548,356		3.56%	$3,493,147		3.20%
Tax equivalent adjustment (d)		878			883
Net interest income, GAAP basis		119,444			106,841
Ratio of interest-earning assets to interest- bearing liabilities	1.36X			1.35X
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
(g)Average cost of deposits were 1.55% and 1.76%, respectively.
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

	For the quarter ended June 30, 2025 vs. 2024
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$2,586	(1,657)	929
Mortgage-backed securities	2,346	382	2,728
Investment securities	485	(133)	352
FHLB stock, at cost	(42)	(138)	(180)
Other interest-earning deposits	(147)	1,029	882
Total interest-earning assets	5,228	(517)	4,711

Interest-bearing liabilities:
Savings deposits	364	200	564
Interest-bearing demand deposits	397	149	546
Money market deposit accounts	315	742	1,057
Time deposits	(5,989)	(2,106)	(8,095)
Borrowed funds	(488)	(1,128)	(1,616)
Subordinated debt	(4)	4	—
Junior subordinated debentures	(347)	4	(343)
Total interest-bearing liabilities	(5,752)	(2,135)	(7,887)

Net change in net interest income (FTE)	$10,980	1,618	12,598

Average Balance Sheet
(in thousands)

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are calculated using daily averages
.

	Six months ended June 30,
	2025			2024
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,123,353	60,372	3.87%	$3,367,636	64,855	3.85%
Home equity loans	1,142,708	32,429	5.72%	1,194,385	34,596	5.83%
Consumer loans	2,011,012	54,921	5.51%	2,041,008	51,367	5.06%
Commercial real estate loans	2,858,064	99,973	6.96%	3,011,493	89,066	5.85%
Commercial loans	2,077,799	73,299	7.02%	1,742,506	65,083	7.39%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,442 and $1,442, respectively)	11,212,936	320,994	5.77%	11,357,028	304,967	5.40%
Mortgage-backed securities (c)	1,781,959	23,884	2.68%	1,725,696	17,370	2.01%
Investment securities (c) (d) (includes FTE adjustments of $313 and $272, respectively)	264,945	3,269	2.47%	310,507	2,742	1.77%
FHLB stock, at cost	19,342	684	7.13%	28,897	1,105	7.69%
Other interest-earning deposits	231,914	5,089	4.36%	99,252	2,623	5.23%
Total interest-earning assets (includes FTE adjustments of $1,755 and $1,714, respectively)	13,511,096	353,920	5.28%	13,521,380	328,807	4.89%
Noninterest-earning assets (e)	924,426			912,222
Total assets	$14,435,522			$14,433,602

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,203,289	12,973	1.19%	$2,133,157	10,993	1.04%
Interest-bearing demand deposits	2,601,604	14,255	1.10%	2,547,343	12,048	0.95%
Money market deposit accounts	2,102,124	18,964	1.82%	1,959,661	16,514	1.69%
Time deposits	2,614,238	47,959	3.70%	2,765,351	60,885	4.43%
Total interesting-bearing deposits (g)	9,521,255	94,151	1.99%	9,405,512	100,440	2.15%
Borrowed funds (f)	216,189	4,252	3.97%	396,444	9,370	4.75%
Subordinated debentures	114,618	2,296	4.01%	114,267	2,296	4.02%
Junior subordinated debentures	129,889	4,204	6.44%	129,630	4,908	7.49%
Total interest-bearing liabilities	9,981,951	104,903	2.12%	10,045,853	117,014	2.34%
Noninterest-bearing demand deposits (g)	2,600,113			2,581,646
Noninterest-bearing liabilities	227,116			260,452
Total liabilities	12,809,180			12,887,951
Shareholders’ equity	1,626,342			1,545,651
Total liabilities and shareholders’ equity	$14,435,522			$14,433,602

Net interest income (FTE)/Interest rate spread (FTE) (d)		249,017	3.16%		211,793	2.55%

Net interest-earning assets/Net interest margin (FTE)	$3,529,145		3.72%	$3,475,527		3.15%

Tax equivalent adjustment (d)		1,755			1,714
Net interest income, GAAP basis		247,262			210,079

Ratio of interest-earning assets to interest-bearing liabilities	1.35X			1.35X
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
(g)Average cost of deposits were 1.57% and 1.69%, respectively.
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

	For the six months ended June 30, 2025 vs. 2024
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$20,152	(4,125)	16,027
Mortgage-backed securities	5,760	754	6,514
Investment securities	1,090	(563)	527
FHLB stock, at cost	(81)	(340)	(421)
Other interest-earning deposits	(391)	2,857	2,466
Total interest-earning assets	26,530	(1,417)	25,113

Interest-bearing liabilities:
Savings deposits	1,567	413	1,980
Interest-bearing demand deposits	1,910	297	2,207
Money market deposit accounts	1,165	1,285	2,450
Time deposits	(10,154)	(2,772)	(12,926)
Borrowed funds	(1,573)	(3,545)	(5,118)
Subordinated debt	(7)	7	—
Junior subordinated debentures	(713)	9	(704)
Total interest-bearing liabilities	(7,805)	(4,306)	(12,111)

Net change in net interest income (FTE)	$34,335	2,889	37,224

Provision for Credit Losses

	2Q24	3Q24	4Q24	1Q25	2Q25
Provision for credit losses - loans (in thousands)	$2,169	5,727	15,549	8,256	11,456
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(2,539)	(852)	1,016	(345)	(2,712)
Annualized net charge-offs to average loans	0.07%	0.18%	0.87%	0.08%	0.18%

The provision for credit losses increased by $9 million from the quarter ended June 30, 2024. This increase included a $9 million increase in the provision for credit losses - loans, as well as a $0.2 million decrease in the provision for credit losses - unfunded commitments.

The changes in the provision noted above is primarily driven by downgrades within our commercial real estate portfolio offset by changes in the economic forecasts coupled with a decline in our reserves for unfunded commitments in the current period. This decline is based on the timing of origination and funding of commercial construction loans and lines of credit.

Additionally, the Company saw an increase in classified loans to $518 million, or 4.57% of total loans, at June 30, 2025 from $257 million, or 2.26% of total loans, at June 30, 2024 and $279 million, or 2.49% of total loans, at March 31, 2025. This increase was driven by changes in our commercial real estate portfolio which increased $195 million.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2025.

Noninterest Income

Breakdown of Noninterest Income for Second Quarter 2025

16%
3%
4%
51%
26%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
$40,063
$27,833
$28,355
$30,938
21%
26%
18%
21%
(9)%
$(8,849)
2Q24
3Q24
4Q24
4Q24
2Q25
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended June 30, 2025 was $31 million, an increase of $40 million from the quarter ended June 30, 2024, and an increase of $40 million from the six months ended June 30, 2024 which was driven by the loss on sale in investments that occurred in the second quarter of 2024. Excluding the loss on sale of securities, noninterest income was flat from the quarter ended June 30, 2025 and increased $1 million, or 1%, from the six months ended June 30, 2024, driven by growth within our trust and other financial services operations.

Noninterest Expense

Breakdown of Noninterest Expense for Second Quarter 2025

19%
4%
13%
7%
57%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)

$92,420
$90,767
$95,326
$91,737
$97,540
2Q24
3Q24
4Q24
4Q24
2Q25

(a) Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $5 million, or 6%, from the quarter ended June 30, 2024 and $7 million, or 4% from the six months ended June 30, 2024. The increase from the prior year quarter was primarily attributable to the increase in acquisition expense of $4 million, or 226.1%, to $6 million for the quarter ended June 30, 2025, which is driven by the Penns Woods acquisition and an increase in compensation and employee benefits expense of $2 million, or 3%, to $55 million for the quarter ended June 30, 2025 driven primarily by an increase in core and incentive compensation. Partially offsetting this was a decrease in processing expense of $2 millions, or 12% based on lower software spend.

The increase from the six months ended June 30, 2024 was driven by an increase in acquisition expense of $4 million, or 157%, driven by the Penns Woods acquisition and an increase in compensation and employee benefits expense of $5 million or 4% driven primarily by an increase in core and incentive compensation and benefit costs. These increases were offset by a decrease in processing expense of $2 million, or 8%, for the same reasons discussed above.

Income Taxes

The provision for income taxes increased by $9 million from the quarter ended June 30, 2024 and by $14 million from the six months ended June 30, 2024 primarily due to higher income before income taxes.

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

	Quarter ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$119,444	127,818	114,197	111,302	106,841
Plus: Taxable-equivalent adjustment	878	867	851	914	883
Net interest income FTE	120,322	128,685	115,048	112,216	107,724

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

We have an ALCO Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities, cash flow projections, and the balance sheet structure. On a quarterly basis, this Committee also reviews the interest rate risk position, liquidity stress scenarios, and capital stress scenarios.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2025 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2025 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.1)%	(2.6)%	(4.1)%	(0.5%)	(4.9%)	(6.9%)
Projected percentage increase/(decrease) in net income	(2.5)%	(5.7)%	(9.1)%	(1.3%)	(11.1%)	(15.7%)
Projected increase/(decrease) in return on average equity	(2.3)%	(5.4)%	(8.7)%	(1.2%)	(10.5%)	(15.0%)
Projected increase/(decrease) in earnings per share	$(0.04)	$(0.08)	$(0.12)	$(0.02)	$(0.15)	$(0.21)
Projected percentage increase/(decrease) in market value of equity	(4.4%)	(9.2%)	(13.9%)	2.4%	1.2%	1.1%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended June 30, 2025, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended June 30, 2025, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 5, 2025	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 5, 2025	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)