Form 10-Q
period 2025-09-30
Northwest Bancshares, Inc.
filed 2025-11-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 146,099,971 shares outstanding as of October 31, 2025.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$278,817	288,378
Marketable securities available-for-sale (amortized cost of $1,405,959 and $1,278,665, respectively)	1,270,880	1,108,944
Marketable securities held-to-maturity (fair value of $618,633 and $637,948, respectively)	702,392	750,586
Total cash and cash equivalents and marketable securities	2,252,089	2,147,908

Loans held-for-sale	22,297	76,331
Loans held for investment	12,940,933	11,180,014
Allowance for credit losses	(157,396)	(116,819)
Loans receivable, net	12,783,537	11,063,195

FHLB stock, at cost	33,349	21,006
Accrued interest receivable	55,549	46,356
Real estate owned, net	174	35
Premises and equipment, net	139,491	124,246
Bank-owned life insurance	303,115	253,137
Goodwill	438,402	380,997
Other intangible assets, net	47,924	2,837
Other assets	305,082	292,176
Total assets	$16,381,009	14,408,224

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,089,963	2,621,415
Interest-bearing demand deposits	2,898,350	2,666,504
Money market deposit accounts	2,462,979	2,007,739
Savings deposits	2,373,413	2,171,251
Time deposits	2,871,544	2,677,645
Total deposits	13,696,249	12,144,554

Borrowed funds	368,241	200,331
Subordinated debt	114,800	114,538
Junior subordinated debentures	130,028	129,834
Advances by borrowers for taxes and insurance	21,840	42,042
Accrued interest payable	10,555	6,935
Other liabilities	183,560	173,134
Total liabilities	14,525,273	12,811,368

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 146,097,057 and 127,508,003 shares issued and outstanding, respectively	1,461	1,275
Additional paid-in capital	1,268,694	1,033,385
Retained earnings	672,843	673,110
Accumulated other comprehensive loss	(87,262)	(110,914)
Total shareholders’ equity	1,855,736	1,596,856
Total liabilities and shareholders’ equity	$16,381,009	14,408,224
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income:
Loans receivable	$177,723	156,413	497,275	459,938
Mortgage-backed securities	12,668	10,908	36,552	28,278
Taxable investment securities	1,183	842	3,115	2,364
Tax-free investment securities	752	512	1,776	1,460
FHLB stock dividends	652	394	1,336	1,499
Interest-earning deposits	1,700	2,312	6,789	4,935
Total interest income	194,678	171,381	546,843	498,474
Interest expense:
Deposits	51,880	54,198	146,031	154,638
Borrowed funds	6,824	5,881	17,576	22,455
Total interest expense	58,704	60,079	163,607	177,093
Net interest income	135,974	111,302	383,236	321,381
Provision for credit losses - loans	31,394	5,727	51,106	12,130
Provision/(benefit) for credit losses - unfunded commitments	(189)	(852)	(3,246)	(4,190)
Net interest income after provision for credit losses	104,769	106,427	335,376	313,441
Noninterest income:
Gain/(loss) on sale of investments	36	—	36	(39,413)
Gain on sale of SBA loans	341	667	2,398	2,997
Service charges and fees	16,911	15,932	47,695	46,982
Trust and other financial services income	8,040	7,924	23,898	22,617
Gain on real estate owned, net	132	105	474	649
Income from bank-owned life insurance	1,751	1,434	4,503	4,307
Mortgage banking income	1,003	744	2,774	2,097
Other operating income	3,984	1,027	9,713	6,711
Total noninterest income	32,198	27,833	91,491	46,947
Noninterest expense:
Compensation and employee benefits	63,014	56,186	172,767	161,257
Premises and occupancy costs	7,707	7,115	23,229	22,206
Office operations	3,495	2,811	9,382	9,397
Collections expense	776	474	1,942	1,216
Processing expenses	15,072	14,570	42,035	43,990
Marketing expenses	1,932	2,004	6,830	6,563
Federal deposit insurance premiums	3,361	2,763	7,985	8,651
Professional services	3,010	3,302	9,756	11,095
Amortization of intangible assets	1,974	590	2,914	1,926
Merger, asset disposition and restructuring expense	31,260	43	38,627	2,913
Other expenses	1,897	909	7,308	3,997
Total noninterest expense	133,498	90,767	322,775	273,211
Income before income taxes	3,469	43,493	104,092	87,177
Federal and state income taxes expense	302	9,875	23,792	19,649
Net income	$3,167	33,618	80,300	67,528
Basic earnings per share	$0.02	0.26	0.61	0.53
Diluted earnings per share	$0.02	0.26	0.61	0.53
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$3,167	33,618	80,300	67,528
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($2,826), ($8,980), ($8,489), and ($7,054), respectively	8,820	27,947	26,108	18,858
Reclassification adjustment for losses included in net income, net of tax of ($13), $0, ($13), and ($7,706) respectively	44	—	45	26,789
Net unrealized holding gains/(losses) on marketable securities	8,864	27,947	26,153	45,647

Change in fair value of interest rate swaps, net of tax of $32, $1,068, $655, and $342, respectively	(84)	(3,654)	(1,995)	(1,170)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $64, $148, $191, and $442, respectively	(168)	(387)	(506)	(1,163)

Other comprehensive income	8,612	23,906	23,652	43,314

Total comprehensive income	$11,779	57,524	103,952	110,842
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2025	Shares	Amount
Beginning balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068

Comprehensive income:
Net income	—	—	—	3,167	—	3,167

Other comprehensive income, net of tax of ($2,743)	—	—	—	—	8,612	8,612

Total comprehensive income	—	—	—	3,167	8,612	11,779

Acquisition of Penns Woods Bancorp, Inc.	18,226,469	182	230,018	—	—	230,200

Exercise of stock options	18,182	1	176	—	—	177

Stock-based compensation expense	14,550	—	885	—	—	885

Common shares returned (1)	(4,547)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(29,373)	—	(29,373)

Ending balance at September 30, 2025	146,097,057	$1,461	1,268,694	672,843	(87,262)	1,855,736
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2024	Shares	Amount
Beginning balance at June 30, 2024	127,307,997	$1,273	1,027,703	657,706	(130,084)	1,556,598

Comprehensive income:
Net income	—	—	—	33,618	—	33,618

Other comprehensive loss, net of tax of ($7,764)	—	—	—	—	23,906	23,906

Total comprehensive income	—	—	—	33,618	23,906	57,524

Exercise of stock options	94,731	1	1,098	—	—	1,099

Stock-based compensation expense	9,928	—	1,583	—	—	1,583

Stock-based compensation forfeited	(12,457)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,479)	—	(25,479)

Ending balance at September 30, 2024	127,400,199	$1,274	1,030,384	665,845	(106,178)	1,591,325

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	80,300	—	80,300

Other comprehensive income, net of tax of ($7,656)	—	—	—	—	23,652	23,652

Total comprehensive income	—	—	—	80,300	23,652	103,952

Acquisition of Penns Woods Bancorp, Inc.	18,226,469	182	230,018	—	—	230,200

Exercise of stock options	83,316	1	762	—	—	763

Stock-based compensation expense	306,288	3	4,529	—	—	4,532

Common shares returned (1)	(27,019)	—	—	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(80,567)	—	(80,567)

Ending balance at September 30, 2025	146,097,057	$1,461	1,268,694	672,843	(87,262)	1,855,736

(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	67,528	—	67,528

Other comprehensive income, net of tax of ($13,976)	—	—	—	—	43,314	43,314

Total comprehensive income	—	—	—	67,528	43,314	110,842

Exercise of stock options	101,123	1	1,179	—	—	1,180

Stock-based compensation expense	213,906	2	4,353	—	—	4,355

Stock-based compensation forfeited	(25,283)	—	—	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(76,369)	—	(76,369)

Ending balance at September 30, 2024	127,400,199	$1,274	1,030,384	665,845	(106,178)	1,591,325
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income	$80,300	67,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,860	7,940
(Gain)/loss on sale of investments	(36)	39,413
Net gain/loss on sale of assets	68	(5,646)
Mortgage banking activity	(2,774)	(2,616)
Gain on sale of SBA loans	(2,398)	(2,873)
Net depreciation, amortization and accretion	1,706	18,113
Decrease in other assets	36,558	44,932
(Increase)/decrease in other liabilities	(9,258)	19,721
Net amortization on marketable securities	(211)	754
Noncash compensation expense related to stock benefit plans	4,532	4,355
Noncash write-down of other assets	2,589	6,140
Deferred income tax expense	(8,231)	2,641
Origination of loans held-for-sale	(145,358)	(150,354)
Proceeds from sale of loans held-for-sale	141,882	154,594
Net cash provided by operating activities	147,229	204,642

Investing activities:
Purchase of marketable securities available-for-sale	(134,179)	(383,192)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	47,634	47,482
Proceeds from maturities and principal reductions of marketable securities available-for-sale	88,249	59,925
Proceeds from sale of marketable securities available-for-sale	80,171	275,585
Proceeds from bank-owned life insurance	776	874
Loan originations	(3,095,013)	(2,729,306)
Proceeds from loan maturities and principal reductions	3,208,141	2,820,106
Net proceeds of FHLB stock	17,065	8,923
Proceeds from sale of real estate owned	584	746
Purchases of premises and equipment, net	(9,099)	(2,076)
Acquisitions, net of cash received	30,899	—
Net cash used in investing activities	235,228	99,067

Financing activities:
Net increase in deposits	(65,917)	91,177
Net decrease in short-term borrowings	(226,095)	(194,521)
Increase in advances by borrowers for taxes and insurance	(20,202)	(20,553)
Cash dividends paid on common stock	(80,567)	(76,369)
Proceeds from stock options exercised	763	1,180
Net cash provided by financing activities	(392,018)	(199,086)
Net (decrease)/increase in cash and cash equivalents	$(9,561)	104,623

Cash and cash equivalents at beginning of period	$288,378	122,260
Net (decrease)/increase in cash and cash equivalents	(9,561)	104,623
Cash and cash equivalents at end of period	$278,817	226,883

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $132,632 and $81,238, respectively)	$159,987	175,637
Income taxes	35,616	15,245

Non-cash activities:
Loan foreclosures and repossessions	$2,996	3,259

Business acquisitions:
Fair value of assets acquired	$2,268,775	—
Northwest Bancshares, Inc. common stock issued	(230,200)	—
Cash paid	(3,607)	—
Liabilities assumed	$2,034,968	—
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 161 community-banking offices throughout Pennsylvania, Western New York, Ohio, and Indiana.

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

The results of operations for the quarter ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

(2)    Acquisition

On July 25, 2025, the Company completed the previously announced merger with Penns Woods Bancorp, Inc. (“Penns Woods”), the holding company for Jersey Shore State Bank and Luzerne Bank, along with the mergers of Jersey Shore State Bank and Luzerne Bank, (collectively referred to as "Penns Woods"), with and into Northwest Bank, for total consideration of $234 million. The transaction has expanded Northwest’s franchise by 21 branch locations across North Central and Northeastern Pennsylvania after the consolidation. The results of Penns Woods operations are included in the Consolidated Statements of Income from the date of acquisition.

The Penns Woods transactions constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of the acquisition date.

Under the terms of the merger agreement, each share of Penns Woods common stock was converted into 2.385 shares of the Company's common stock, or a total of 18,226,469 shares of common stock of the Company, valued at $230 million, based on the $12.63 per share closing price of the Company's stock on July 25, 2025 with cash in lieu of fractional shares paid at a rate of $13.14 per whole share of Northwest Bancshares, Inc. common stock. Additionally, any unexercised stock options of Penns Woods outstanding were cancelled in exchange for a cash payment at the spread value over the exercise price with total consideration paid of $4 million.

As a result of the acquisition, the Company recorded preliminary goodwill totaling $57.4 million at July 25, 2025, which reflects expected synergies and economies of scale from the acquisition. While the Company believes the information available on July 25, 2025 provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence within the one-year measurement period that could result in changes to the estimated fair value amounts and associated goodwill. Valuations subject to change include, but are not limited to: loans, identified intangible assets, certain deposits, certain other assets and liabilities, and related deferred income taxes. Subsequent adjustments, if necessary, will be reflected in future filings.

The following table shows the preliminary assessment of the consideration transferred and assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$230,200
Cash consideration paid	3,607
Total consideration paid	233,807

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	$34,506
Investment securities available-for-sale	160,728
Loans, net	1,814,501
Federal Home Loan Bank stock	29,408
Premises and equipment	15,862
Core deposit intangible	48,000
Other assets	108,345
Deposits	(1,617,611)
Borrowings	(394,135)
Other liabilities	(23,202)
Total identifiable net assets	$176,402
Goodwill	$57,405
(1) Amounts are estimates and subject to adjustment. Actual amounts are not expected to differ materially from the amounts shown.

We estimated the fair value of loans acquired from Penns Woods by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of Penns Woods allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The unpaid principal balance of loans acquired was $1.9 billion with a fair value of $1.8 billion, net of a $71.5 million discount.

The core deposit intangible represents the future economic benefit of acquired customer deposits. The fair value of the core deposit intangible asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The core deposit intangible asset recognized as part of the Penns Woods merger is being amortized over its estimated useful life of ten years utilizing an accelerated method.

The goodwill, which is not amortized for book purposes, was assigned to our only segment, Banking and is not deductible for tax purposes. The fair values of savings and transaction deposit accounts acquired from Penns Woods were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the Penns Woods merger were expensed as incurred and were $36 million during the nine months ended September 30, 2025, which included technology and communications costs, professional services, marketing and advertising, severance expense and fixed asset disposals.

The following table presents unaudited pro forma information as if the acquisition of Penns Woods had occurred on January 1, 2024. These results combine the historical results of Penns Woods in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements or expense efficiencies. Pro forma adjustments below include the net impact of Penns Woods loan accretion, CDI amortization and the elimination of merger-related costs and day 1 provision expense for non-PCD acquired loans. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Proforma (unaudited)		Proforma (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total revenues (1)	$174,672	160,312	526,381	429,656
Net income available to common shareholders	34,790	39,643	130,464	85,198
(1) Includes net interest income and total noninterest income

The Company's operating results for the three and nine months ended September 30, 2025 includes the operating results of the acquired assets and assumed liabilities of Penns Woods subsequent to the acquisition on July 25, 2025. Due to the conversion of Penns Woods systems occurring at the merger date, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former Penns Woods operations is impracticable and thus disclosures of the revenue from the assets acquired and net income is impracticable for the period subsequent to acquisition.

(3)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$1,762	11	(18)	1,755
Due after ten years	42,581	—	(8,165)	34,416

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,055	6	(3)	1,058
Due after five years through ten years	996	7	—	1,003

Municipal securities:
Due within one year	4,774	6	—	4,780
Due after one year through five years	12,096	117	(1)	12,212
Due after five years through ten years	24,655	312	(1,405)	23,562
Due after ten years	53,172	191	(7,843)	45,520

Corporate debt issues:
Due in one year or less	1,421	3	—	1,424
Due after five years through ten years	10,893	59	(79)	10,873
Due after ten years	26,315	1,151	—	27,466

Mortgage-backed securities:
Fixed rate pass-through	297,215	3,099	(11,877)	288,437
Variable rate pass-through	3,156	59	(2)	3,213
Fixed rate agency CMOs	879,499	2,428	(113,019)	768,908
Variable rate agency CMOs	46,369	102	(218)	46,253
Total mortgage-backed securities	1,226,239	5,688	(125,116)	1,106,811
Total marketable securities available-for-sale	$1,405,959	7,551	(142,630)	1,270,880

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$45,289	—	(9,898)	35,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	122	—	(4)	118

Municipal securities:
Due after one year through five years	888	10	(2)	896
Due after five years through ten years	16,662	4	(1,756)	14,910
Due after ten years	51,257	4	(8,440)	42,821

Corporate debt issues:
Due in one year or less	5,485	—	(78)	5,407
Due after five years through ten years	19,944	815	(65)	20,694

Mortgage-backed securities:
Fixed rate pass-through	237,892	106	(17,581)	220,417
Variable rate pass-through	3,738	54	(3)	3,789
Fixed rate agency CMOs	852,648	174	(132,989)	719,833
Variable rate agency CMOs	44,740	30	(102)	44,668
Total mortgage-backed securities	1,139,018	364	(150,675)	988,707
Total marketable securities available-for-sale	$1,278,665	1,197	(170,918)	1,108,944

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in one year or less	$16,478	—	(226)	16,252
Due after one year through five years	107,987	—	(9,406)	98,581

Mortgage-backed securities:
Fixed rate pass-through	122,022	—	(13,870)	108,152
Variable rate pass-through	328	3	—	331
Fixed rate agency CMOs	455,049	—	(60,258)	394,791
Variable rate agency CMOs	528	—	(2)	526
Total mortgage-backed securities	577,927	3	(74,130)	503,800
Total marketable securities held-to-maturity	$702,392	3	(83,762)	618,633

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$124,462	—	(14,464)	109,998

Mortgage-backed securities:
Fixed rate pass-through	132,816	—	(20,181)	112,635
Variable rate pass-through	364	1	—	365
Fixed rate agency CMOs	492,415	—	(77,989)	414,426
Variable rate agency CMOs	529	—	(5)	524
Total mortgage-backed securities	626,124	1	(98,175)	527,950
Total marketable securities held-to-maturity	$750,586	1	(112,639)	637,948

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at September 30, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$110	111
Due after one year through five years	15,394	14,720
Due after five years through ten years	21,044	21,398
Due after ten years	1,189,691	1,070,582
Total mortgage-backed securities	$1,226,239	1,106,811

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at September 30, 2025 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due after one year through five years	$19,874	18,671
Due after five years through ten years	20,160	17,416
Due after ten years	537,893	467,713
Total mortgage-backed securities	$577,927	503,800

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$1,147	(18)	149,315	(17,800)	150,462	(17,818)
Municipal securities	4,861	(2)	39,855	(9,247)	44,716	(9,249)
Corporate issues	3,932	(42)	3,450	(37)	7,382	(79)
Mortgage-backed securities - agency	47,948	(292)	1,141,622	(198,954)	1,189,570	(199,246)
Total	$57,888	(354)	1,334,242	(226,038)	1,392,130	(226,392)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2025, which were comprised of 311 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of September 30, 2025, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2025.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2025 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2025.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,465	124,465
Mortgage-backed securities	577,927	577,927
Total marketable securities held-to-maturity	$702,392	702,392

(4)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Personal Banking:
Residential mortgage loans	3,157,853	3,178,269
Home equity loans	1,520,893	1,149,396
Vehicle loans	2,316,692	1,870,843
Consumer loans	137,113	124,242
Total Personal Banking	7,132,551	6,322,750

Commercial Banking:
Commercial real estate loans	3,094,236	2,495,726
Commercial real estate loans - owner occupied	401,428	354,136
Commercial loans	2,312,718	2,007,402
Total Commercial Banking	5,808,382	4,857,264
Total loans receivable, gross	12,940,933	11,180,014

Allowance for credit losses	(157,396)	(116,819)
Total loans receivable, net (1)	12,783,537	11,063,195
(1) Includes $(151) thousand and $60 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2025 and December 31, 2024, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2025 (in thousands):

	Balance as of September 30, 2025	Current period provision (1)	Charge-offs (2)	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of June 30, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,592	(909)	(137)	278	271	12,089
Home equity loans	7,375	2,189	(336)	315	991	4,216
Vehicle loans	26,498	6,021	(2,115)	473	885	21,234
Consumer loans	2,703	1,921	(1,879)	394	1	2,266
Total Personal Banking	48,168	9,222	(4,467)	1,460	2,148	39,805

Commercial Banking:
Commercial real estate loans	69,515	16,036	(3,976)	343	3,488	53,624
Commercial real estate loans - owner occupied	5,022	1,226	(336)	2	—	4,130
Commercial loans	34,691	4,910	(2,395)	183	393	31,600
Total Commercial Banking	109,228	22,172	(6,707)	528	3,881	89,354
Total	$157,396	31,394	(11,174)	1,988	6,029	129,159

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$102	37	—	—	—	65
Total Personal Banking	102	37	—	—	—	65

Commercial Banking:
Commercial real estate loans	2,288	391	—	—	—	1,897
Commercial real estate loans - owner occupied	325	65	—	—	—	260
Commercial loans	7,988	(682)	—	—	—	8,670
Total Commercial Banking	10,601	(226)	—	—	—	10,827
Total off-balance sheet exposure	$10,703	(189)	—	—	—	10,892
(1) Includes initial day 1 allowance on non-PCD loans acquired from Penns Woods of $20.6 million
(2) Net charge-offs and associated metrics for the quarter ended September 30, 2025 exclude $18.1 million of charge-offs recognized immediately upon completion of the Penns Woods acquisition and related to required purchase accounting treatment

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2024 (in thousands):

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2025 (in thousands):

	Balance as of September 30, 2025	Current period provision (1)	Charge-offs (2)	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,592	(2,581)	(998)	553	271	14,347
Home equity loans	7,375	1,811	(1,022)	750	991	4,845
Vehicle loans	26,498	8,284	(6,566)	1,506	885	22,389
Consumer loans	2,703	4,210	(4,564)	1,173	1	1,883
Total Personal Banking	48,168	11,724	(13,150)	3,982	2,148	43,464

Commercial Banking:
Commercial real estate loans	69,515	23,317	(4,385)	2,767	3,488	44,328
Commercial real estate loans - owner occupied	5,022	1,394	(336)	82	—	3,882
Commercial loans	34,691	14,671	(6,563)	1,045	393	25,145
Total Commercial Banking	109,228	39,382	(11,284)	3,894	3,881	73,355
Total	$157,396	51,106	(24,434)	7,876	6,029	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	102	40			—	62
Total Personal Banking	102	40	—	—	—	62

Commercial Banking:
Commercial real estate loans	2,288	(1,866)			—	4,154
Commercial real estate loans - owner occupied	325	165			—	160
Commercial loans	7,988	(1,585)			—	9,573
Total Commercial Banking	10,601	(3,286)	—	—	—	13,887
Total off-balance sheet exposure	$10,703	(3,246)	—	—	—	13,949
(1) Includes initial day 1 allowance on non-PCD loans acquired from Penns Woods of $20.6 million
(2) Net charge-offs and associated metrics for the quarter ended September 30, 2025 exclude $18.1 million of charge-offs recognized immediately upon completion of the Penns Woods acquisition and related to required purchase accounting treatment

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2024 (in thousands):

	Balance as of September 30, 2024	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,553	(5,218)	(669)	1,247	18,193
Home equity loans	4,704	53	(1,539)	787	5,403
Vehicle loans	22,162	444	(6,578)	1,385	26,911
Consumer loans	1,869	3,610	(4,116)	1,176	1,199
Total Personal Banking	42,288	(1,111)	(12,902)	4,595	51,706

Commercial Banking:
Commercial real estate loans	48,613	(2,289)	(1,324)	959	51,267
Commercial real estate loans - owner occupied	3,849	42	—	32	3,775
Commercial loans	31,063	15,488	(4,062)	1,142	18,495
Total Commercial Banking	83,525	13,241	(5,386)	2,133	73,537
Total	$125,813	12,130	(18,288)	6,728	125,243

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$—	(2)	—	—	2
Home equity loans	59	(6)	—	—	65
Total Personal Banking	59	(8)	—	—	67

Commercial Banking:
Commercial real estate loans	3,407	(2,740)	—	—	6,147
Commercial real estate loans - owner occupied	159	(14)	—	—	173
Commercial loans	9,308	(1,428)	—	—	10,736
Total Commercial Banking	12,874	(4,182)	—	—	17,056
Total off-balance sheet exposure	$12,933	(4,190)	—	—	17,123

The following table presents additional information related to the acquired Penns Woods loan portfolio at the acquisition date, including the initial ACL at acquisition on the PCD loans (dollars in thousands):

Total
PCD loans:
Unpaid principal balance of loans at acquisition	$118,528
Allowance for credit losses at acquisition	(6,029)
Non-credit discount at acquisition	(2,798)
Purchase price	$109,701

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,157,853	11,592	11,497	—
Home equity loans	1,520,893	7,375	6,979	—
Vehicle loans	2,316,692	26,498	5,570	—
Consumer loans	137,113	2,703	328	699
Total Personal Banking	7,132,551	48,168	24,374	699

Commercial Banking:
Commercial real estate loans	3,094,236	69,515	80,690	—
Commercial real estate loans - owner occupied	401,428	5,022	1,890	—
Commercial loans	2,312,718	34,691	21,371	2
Total Commercial Banking	5,808,382	109,228	103,951	2

Total	$12,940,933	157,396	128,325	701

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended September 30, 2025 (in thousands):

		September 30, 2025
	Nonaccrual loans at December 31, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$6,951	8,676	2,821	11,497
Home equity loans	3,332	6,330	649	6,979
Vehicle loans	4,829	4,845	725	5,570
Consumer loans	199	317	11	328
Total Personal Banking	15,311	20,168	4,206	24,374

Commercial Banking:
Commercial real estate loans	36,183	45,380	35,310	80,690
Commercial real estate loans - owner occupied	784	902	988	1,890
Commercial loans	9,123	19,671	1,700	21,371
Total Commercial Banking	46,090	65,953	37,998	103,951

Total	$61,401	86,121	42,204	128,325

During the three and nine months ended September 30, 2025, we did not recognize any interest income on nonaccrual loans.

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

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of September 30, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$60,220	51	—	60,271
Commercial loans	751	8,997	2,375	12,123
Total Commercial Banking	60,971	9,048	2,375	72,394

Total	$60,971	9,048	2,375	72,394

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$27,907	—	339	28,246
Commercial loans	—	1,651	2,204	3,855
Total Commercial Banking	27,907	1,651	2,543	32,101

Total	$27,907	1,651	2,543	32,101

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

	For the quarter ended September 30,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	$606	—	0.02%	—	494	—	0.02%
Home equity loans	—	164	—	0.01%	—	29	—	0.00%
Consumer loans	—	—	—	—%	—	—	11	0.01%
Total Personal Banking	—	770	—	0.01%	—	523	11	0.01%

Commercial Banking:
Commercial real estate loans	8,476	76,062	—	2.73%	1,357	—	—	0.05%
Commercial loans	63	148	136	0.02%	—	35	—	0.00%
Total Commercial Banking	8,539	76,210	136	1.46%	1,357	35	—	0.03%

Total	$8,539	$76,980	136	0.66%	1,357	558	11	0.02%

	For the nine months ended September 30,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	909	—	0.03%	—	979	—	—	0.03%
Home equity loans	—	241	—	0.02%	—	551	—	84	0.05%
Consumer loans	—		—	—%	—	—	—	13	0.01%
Total Personal Banking	—	1,150	—	0.02%	—	1,530	—	97	0.03%

Commercial Banking:
Commercial real estate loans	8,544	81,905	87	2.93%	1,628	202	—	—	0.07%
Commercial real estate loans - owner occupied	—	3,492	—	0.87%	—	—	680	—	0.19%
Commercial loans	1,848	155	136	0.09%	—	35	—	8	0.00%
Total Commercial Banking	10,392	85,552	223	1.66%	1,628	237	680	8	0.05%

Total	$10,392	86,702	223	0.75%	1,628	1,767	680	105	0.04%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended September 30,
	2025			2024
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—%	161	0	—%	156	0
Home equity loans	—%	67	0	—%	105	0
Consumer loans	—%	0	0	5%	10	0
Total Personal Banking	—%	141	0	5%	151	0

Commercial Banking:
Commercial real estate loans	—%	12	0.5	—%	0	0.3
Commercial loans	3%	74	0.3	—%	6	0
Total Commercial Banking	3%	12	0.5	—%	6	0.3
Total loans	3%	13	0.5	5%	142	0.3

	For the nine months ended September 30,
	2025			2024
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—	147	0	—	151	0
Home equity loans	—%	87	0	2%	99	0
Consumer loans	—%	0	0	6%	66	0
Total Personal Banking	—%	134	0	3%	130	0

Commercial Banking:
Commercial real estate loans	—%	12	0.5	—%	117	0.5
Commercial real estate loans - owner occupied	—%	6	0	2%	0	0
Commercial loans	3%	73	0.75	4%	32	0
Total Commercial Banking	2%	12	0.5	2%	102	0.5
Total loans	2%	13	0.5	2%	126	0.5

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of September 30, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$879	—	—	210
Home equity loans	313	—	—	—
Total Personal Banking	1,192	—	—	210

Commercial Banking:
Commercial real estate loans	85,170	5,367	—	—
Commercial real estate loans - owner occupied	3,492	—	—	—
Commercial loans	353	—	—	1,785
Total Commercial Banking	89,015	5,367	—	1,785
Total loans	$90,207	5,367	—	1,995

The following table presents the performance of loans modified within the previous twelve months of September 30, 2024 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$976	—	—	3
Home equity loans	525	13	9	88
Consumer loans	13	—	—	—
Total Personal Banking	1,514	13	9	91

Commercial Banking:
Commercial real estate loans	1,830	—	—	—
Commercial real estate loans - owner occupied	680	—	—	—
Commercial loans	43	—	—	—
Total Commercial Banking	2,553	—	—	—
Total loans	$4,067	13	9	91

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the quarter ended September 30,
	2025		2024
	Term extension	Payment delay	Term extension
Personal Banking:
Residential mortgage loans	$31	$179	3
Home equity loans	—	—	88
Total Personal Banking	31	179	91

Commercial Banking:
Commercial loans	—	1,785	—
Total Commercial Banking	—	1,785	—

Total	$31	1,964	91

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$1,639	7,917	9,427	18,983	3,138,870	3,157,853
Home equity loans	4,644	2,671	2,963	10,278	1,510,615	1,520,893
Vehicle loans	11,285	3,241	3,861	18,387	2,298,305	2,316,692
Consumer loans	972	450	1,004	2,426	134,687	137,113
Total Personal Banking	18,540	14,279	17,255	50,074	7,082,477	7,132,551

Commercial Banking:
Commercial real estate loans	13,600	1,575	55,252	70,427	3,023,809	3,094,236
Commercial real estate loans - owner occupied	1,000	—	1,201	2,201	399,227	401,428
Commercial loans	9,974	1,915	9,490	21,379	2,291,339	2,312,718
Total Commercial Banking	24,574	3,490	65,943	94,007	5,714,375	5,808,382
Total loans	$43,114	17,769	83,198	144,081	12,796,852	12,940,933

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$28,690	10,112	4,931	43,733	3,134,536	3,178,269
Home equity loans	5,365	1,434	2,250	9,049	1,140,347	1,149,396
Vehicle loans	10,242	3,257	3,191	16,690	1,854,153	1,870,843
Consumer loans	860	383	776	2,019	122,223	124,242
Total Personal Banking	45,157	15,186	11,148	71,491	6,251,259	6,322,750

Commercial Banking:
Commercial real estate loans	5,100	857	7,702	13,659	2,482,067	2,495,726
Commercial real estate loans - owner occupied	115	58	—	173	353,963	354,136
Commercial loans	5,632	1,726	7,335	14,693	1,992,709	2,007,402
Total Commercial Banking	10,847	2,641	15,037	28,525	4,828,739	4,857,264
Total originated loans	$56,004	17,827	26,185	100,016	11,079,998	11,180,014

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of September 30, 2025 (in thousands):

	YTD September 30, 2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$41,277	42,770	221,145	621,045	724,760	1,495,358	—	—	3,146,355
Substandard	—	—	235	3,291	1,041	6,931	—	—	11,498
Total residential mortgage loans	41,277	42,770	221,380	624,336	725,801	1,502,289	—	—	3,157,853
Residential mortgage current period charge-offs	—	—	(51)	(447)	(55)	(395)	(50)	—	(998)
Home equity loans
Pass	70,813	28,333	50,077	75,064	75,448	307,314	854,971	51,894	1,513,914
Substandard		16	66	262	33	1,278	3,756	1,568	6,979
Total home equity loans	70,813	28,349	50,143	75,326	75,481	308,592	858,727	53,462	1,520,893
Home equity current period charge-offs	—	(8)	(13)	(218)	(91)	(323)	(195)	(174)	(1,022)
Vehicle loans
Pass	862,928	530,426	380,871	328,822	138,959	69,116	—	—	2,311,122
Substandard	186	1,008	1,524	1,399	745	708	—	—	5,570
Total vehicle loans	863,114	531,434	382,395	330,221	139,704	69,824	—	—	2,316,692
Vehicle current period charge-offs	(226)	(1,256)	(1,612)	(1,621)	(947)	(904)	—	—	(6,566)
Consumer loans
Pass	29,927	19,527	9,818	3,902	1,401	3,454	67,534	523	136,086
Substandard	43	46	74	15	7	36	700	106	1,027
Total consumer loans	29,970	19,573	9,892	3,917	1,408	3,490	68,234	629	137,113
Consumer loan current period charge-offs	(1,891)	(551)	(580)	(278)	(171)	(859)	(144)	(90)	(4,564)
Total Personal Banking	1,005,174	622,126	663,810	1,033,800	942,394	1,884,195	926,961	54,091	7,132,551
Commercial Banking:
Commercial real estate loans
Pass	89,316	267,160	341,942	475,235	292,083	1,035,484	46,950	18,106	2,566,276
Special mention	1,770	2,976	21,477	30,053	27,964	78,629	848	—	163,717
Substandard	504	29,159	16,403	88,479	97,398	128,483	1,998	1,819	364,243
Total commercial real estate loans	91,590	299,295	379,822	593,767	417,445	1,242,596	49,796	19,925	3,094,236
Commercial real estate current period charge-offs	—	(3)	—	(2,009)	(30)	(2,154)	(16)	(173)	(4,385)
Commercial real estate loans - owner occupied
Pass	61,660	34,700	18,971	23,819	61,944	138,212	6,584	—	345,890
Special mention	—	—	—	—	634	5,281	400	973	7,288
Substandard	—	3,968	11,752	2,129	3,554	24,312	1,971	564	48,250
Total commercial real estate loans - owner occupied	61,660	38,668	30,723	25,948	66,132	167,805	8,955	1,537	401,428
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(335)	(1)	—	(336)
Commercial loans
Pass	418,200	573,420	270,301	230,666	40,649	64,051	540,633	3,316	2,141,236
Special mention	279	18,599	9,215	2,718	6,034	212	44,571	381	82,009
Substandard	1,702	22,490	19,873	3,664	1,753	9,220	29,362	1,409	89,473
Total commercial loans	420,181	614,509	299,389	237,048	48,436	73,483	614,566	5,106	2,312,718
Commercial loans current period charge-offs	—	(128)	(464)	(2,719)	(206)	(1,346)	(293)	(1,407)	(6,563)
Total Commercial Banking	573,431	952,472	709,934	856,763	532,013	1,483,884	673,317	26,568	5,808,382

Total loans	$1,578,605	1,574,598	1,373,744	1,890,563	1,474,407	3,368,079	1,600,278	80,659	12,940,933
For the nine months ended September 30, 2025, $8 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$28,841	194,267	628,285	745,949	466,888	1,103,217	—	—	3,167,447
Substandard	—	51	1,107	464	321	8,879	—	—	10,822
Total residential mortgage loans	28,841	194,318	629,392	746,413	467,209	1,112,096	—	—	3,178,269
Residential mortgage current period charge-offs	—	—	(387)	—	(114)	(344)	—	—	(845)
Home equity loans
Pass	33,534	58,234	85,308	88,226	124,046	234,918	476,013	45,577	1,145,856
Substandard	—	—	174	91	52	1,352	1,080	791	3,540
Total home equity loans	33,534	58,234	85,482	88,317	124,098	236,270	477,093	46,368	1,149,396
Home equity current period charge-offs	—	—	(40)	(2)	(197)	(558)	(608)	(331)	(1,736)
Vehicle loans
Pass	616,515	452,912	443,997	228,309	64,332	59,950	—	—	1,866,015
Substandard	272	1,472	1,342	1,129	223	390	—	—	4,828
Total vehicle loans	616,787	454,384	445,339	229,438	64,555	60,340	—	—	1,870,843
Vehicle current period charge-offs	(454)	(2,197)	(2,626)	(2,087)	(414)	(1,031)	—	—	(8,809)
Consumer loans
Pass	27,363	14,779	6,330	2,707	735	5,914	65,055	581	123,464
Substandard	36	59	24	—	7	1	578	73	778
Total consumer loans	27,399	14,838	6,354	2,707	742	5,915	65,633	654	124,242
Consumer loan current period charge-offs	(1,106)	(2,015)	(678)	(285)	(116)	(1,044)	(651)	(34)	(5,929)
Total Personal Banking	706,561	721,774	1,166,567	1,066,875	656,604	1,414,621	542,726	47,022	6,322,750
Commercial Banking:
Commercial real estate loans
Pass	189,670	252,202	430,653	258,681	286,457	803,111	26,690	23,578	2,271,042
Special Mention	—	4,877	19,030	18,533	14,383	5,654	237	—	62,714
Substandard	—	2,273	11,137	48,539	19,356	80,417	175	73	161,970
Total commercial real estate loans	189,670	259,352	460,820	325,753	320,196	889,182	27,102	23,651	2,495,726
Commercial real estate current period charge-offs	(102)	(686)	(2,522)	(360)	(619)	(11,032)	—	—	(15,321)
Commercial real estate loans - owner occupied
Pass	53,831	14,252	32,095	46,911	11,933	141,211	640	—	300,873
Special Mention	—	1,166	2,231	93	—	5,165	1,232	—	9,887
Substandard	—	12,572	5,733	—	2,956	18,695	751	2,669	43,376
Total commercial real estate loans - owner occupied	53,831	27,990	40,059	47,004	14,889	165,071	2,623	2,669	354,136
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	729,863	353,568	262,498	29,806	12,633	56,300	475,333	3,381	1,923,382
Special Mention	—	3,914	3,898	627	479	7	28,127	11	37,063
Substandard	7,133	21,606	4,669	1,063	89	1,761	8,847	1,789	46,957
Total commercial loans	736,996	379,088	271,065	31,496	13,201	58,068	512,307	5,181	2,007,402
Commercial loans current period charge-offs	(1,456)	(6,752)	(4,301)	(235)	(522)	(916)	(212)	(68)	(14,462)
Total Commercial Banking	980,497	666,430	771,944	404,253	348,286	1,112,321	542,032	31,501	4,857,264

Total loans	$1,687,058	1,388,204	1,938,511	1,471,128	1,004,890	2,526,942	1,084,758	78,523	11,180,014
For the year ended December 31, 2024, $16 million of revolving loans were converted to term loans.

(5)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Acquisitions	48,000	—
Less: accumulated amortization	(74,975)	(72,062)
Core deposit intangibles - net	$47,924	2,837
Total intangible assets - net	$47,924	2,837

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2025 and 2024, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2025	$1,974
For the quarter ended September 30, 2024	590
For the nine months ended September 30, 2025	2,914
For the nine months ended September 30, 2024	1,926
For the year ending December 31, 2025	5,563
For the year ending December 31, 2026	9,559
For the year ending December 31, 2027	8,040
For the year ending December 31, 2028	6,783
For the year ending December 31, 2029	5,831
For the year ending December 31, 2030	4,879

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2024	$380,997
Goodwill acquired	57,405
Balance at September 30, 2025	$438,402

We performed our annual goodwill impairment test as of June 30, 2025 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(6)    Borrowed Funds

(a)    Borrowings

Borrowed funds at September 30, 2025 and December 31, 2024 are presented in the following table (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$242,953	4.46%	$175,000	4.64%
Term notes payable to the FHLB of Pittsburgh, due in more than one year	105,605	4.09%	—	—%
Total term notes payable to the FHLB	348,558		175,000
Collateralized borrowings, due within one year	18,223	1.41%	22,323	1.73%
Collateral received, due within one year	1,460	4.36%	3,008	4.65%
Total borrowed funds	$368,241		$200,331

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At September 30, 2025, the carrying value of these loans was $5.3 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was no balance on the revolving line of credit at September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, collateralized borrowings due within one year were $18 million and $22 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At September 30, 2025, the carrying value of the cash and securities used as collateral was $33 million.

At September 30, 2025 and December 31, 2024, collateral received was $1 million and $3 million, respectively. This represents collateral posted to us from our derivative counterparties.

At September 30, 2025 and December 31, 2024, term notes payable to the FHLB of Pittsburgh due within one year was $243 million and $175 million, respectively. At September 30, 2025 term notes payable to the FHLB of Pittsburgh due in more than one year was $106 million.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At September 30, 2025 and December 31, 2024, subordinated notes, net of issuance costs, were $115 million. For the nine months ended September 30, 2025 and September 30, 2024 total interest expense paid on the subordinated notes was $4 million.

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

	Maturity date	Interest rate	Capital debt securities	September 30, 2025	December 31, 2024
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,043	8,024
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,843	2,823
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,969	3,891
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,960	3,883
			$128,875	130,028	129,834
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the nine months ended September 30, 2025 and September 30, 2024 total interest expense paid on trust preferred securities was $6 million and $7 million, respectively.

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time.

(7)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2025, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $70 million, of which $64 million is fully collateralized. At September 30, 2025, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $21 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $12 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $3 million at September 30, 2025. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(8)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three and nine months ended September 30, 2025 and 2024 and the treasury stock method was used to determine diluted earnings per share for the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$3,167	33,618	80,300	67,528
Less: Dividends and undistributed earnings allocated to participating securities	2	43	41	86
Net income available to common shareholders - two class method - Basic and Diluted	$3,165	33,575	80,259	67,442

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	140,667,671	127,206,579	131,947,911	127,015,478
Add: Potentially dilutive shares	507,845	507,932	752,606	553,536
Denominator for treasury stock method - Diluted	141,175,516	127,714,511	132,700,517	127,569,014

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	140,667,671	127,206,579	131,947,911	127,015,478
Add: Average participating shares outstanding	74,822	162,943	74,822	162,943
Denominator for two class method - Diluted	140,742,493	127,369,522	132,022,733	127,178,421

Basic earnings per share	$0.02	0.26	0.61	0.53

Diluted earnings per share	$0.02	0.26	0.61	0.53

Anti-dilutive awards (1)	1,981	2,195	1,981	2,369
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

(9)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$1,120	1,425	—	—
Interest cost	2,312	2,205	15	15
Expected return on plan assets	(3,290)	(3,776)	—	—
Amortization of prior service cost	(203)	(563)	—	—
Amortization of the net loss	(37)	18	7	10
Net periodic cost	$(98)	(691)	22	25

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$3,360	4,275	—	—
Interest cost	6,658	6,615	45	45
Expected return on plan assets	(9,268)	(11,328)	—	—
Amortization of prior service cost	(609)	(1,689)	—	—
Amortization of the net loss	(111)	54	21	30
Net periodic cost	$30	(2,073)	66	75

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2025 and December 31, 2024, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2025 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$278,817	278,817	278,817	—	—	—
Securities available-for-sale	1,270,880	1,270,880	—	1,270,880	—	—
Securities held-to-maturity	702,392	618,633	—	618,633	—	—
Loans receivable, net	12,783,537	12,105,878	—	—	12,105,878	—
Loans held-for-sale	22,297	22,297	—		22,297	—
Accrued interest receivable	55,549	55,549	55,549	—	—	—
Interest rate lock commitments	1,030	1,030	—	—	1,030	—
Forward commitments	229	229	—	229	—	—
Foreign exchange swaps	57	57	—	57	—	—
Interest rate swaps designated as hedging instruments	—	—	—	126	—	(126)
Interest rate swaps not designated as hedging instruments	12,681	12,681	—	29,056	—	(16,375)
FHLB stock	33,349	33,349	—	—	—	—
Total financial assets	$15,160,818	14,399,400	334,366	1,918,981	12,129,205	(16,501)

Financial liabilities:
Savings and checking deposits	$10,824,705	10,824,705	10,824,705	—	—	—
Time deposits	2,871,544	2,860,894	—	—	2,860,894	—
Borrowed funds	368,241	367,464	371,454	—	—	(3,990)
Subordinated debt	114,800	118,683	—	118,683	—	—
Junior subordinated debentures	130,028	127,178	—	—	127,178	—
Interest rate swaps designated as hedging instruments	—	—	—	1,279	—	(1,279)
Interest rate swaps not designated as hedging instruments	20,000	20,000	—	31,232	—	(11,232)
Risk participation agreements	31	31	—	31	—	—
Accrued interest payable	10,555	10,555	10,555	—	—	—
Total financial liabilities	$14,339,904	14,329,510	11,206,714	151,225	2,988,072	(16,501)
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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2025 and December 31, 2024.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	36,171	—	—	36,171
Government-sponsored enterprises	—	2,061	—	—	2,061
States and political subdivisions	—	86,074	—	—	86,074
Corporate	—	39,763	—	—	39,763
Total debt securities	—	164,069	—	—	164,069

Mortgage-backed securities:
GNMA	—	54,572	—	—	54,572
FNMA	—	112,122	—	—	112,122
FHLMC	—	124,952	—	—	124,952
Non-agency	—	3	—	—	3
Collateralized mortgage obligations:
GNMA	—	575,200	—	—	575,200
FNMA	—	80,789	—	—	80,789
FHLMC	—	159,173	—	—	159,173
Total mortgage-backed securities	—	1,106,811	—	—	1,106,811

Interest rate lock commitments	—	—	1,030	—	1,030
Forward commitments	—	229	—	—	229
Foreign exchange swaps	—	57	—	—	57
Interest rate swaps designated as hedging instruments	—	126	—	(126)	—
Interest rate swaps not designated as hedging instruments	—	29,056	—	(16,375)	12,681
Total assets	$—	1,300,348	1,030	(16,501)	1,284,877

Interest rate swaps designated as hedging instruments	$—	1,279	—	(1,279)	—
Interest rate swaps not designated as hedging instruments	—	31,232	—	(11,232)	20,000
Risk participation agreements	—	31	—	—	31
Total liabilities	$—	32,542	—	(12,511)	20,031
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months endedSeptember 30,
	2025	2024	2025	2024
Beginning balance,	$933	791	342	641
Interest rate lock commitments:
Net activity	97	(118)	688	32
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$1,030	673	1,030	673

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	38,698	38,698
Real estate owned, net	—	—	174	174
Total assets	$—	—	38,872	38,872

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2025 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$38,698	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	—	Discounted cash flow	Annual service cost	$89
			Prepayment rate	6.0% to 17.2% (10.3%)
			Expected life (months)	49.3 to 106.2 (74)
			Option adjusted spread	724 basis points
			Forward yield curve	4.39% to 4.02%

Real estate owned, net	174	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	22,297	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

As of September 30, 2025, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	126	125,000	1,279
Derivatives not designated as hedging instruments:
Interest rate swap agreements	943,903	29,056	943,903	31,232
Foreign exchange swap agreements	2,800	57	—	—
Interest rate lock commitments	34,841	1,030	—	—
Forward commitments	8,027	229	—	—
Risk participation agreements	—	—	118,919	31
Total Derivatives	$1,039,571	30,498	1,187,822	32,542

At December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$125,000	1,529	50,000	32
Derivatives not designated as hedging instruments:
Interest rate swap agreements	780,177	37,697	780,177	37,767
Foreign exchange swap agreements	5,724	199	2,690	4
Interest rate lock commitments	17,426	342	—	—
Forward commitments	1,509	34	—	—
Risk participation agreements	—	—	129,439	16
Total derivatives	$929,836	39,801	962,306	37,819
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Hedging derivatives:
Decrease in interest expense	$302	732	889	2,198

Non-hedging swap derivatives:
Increase/(decrease) in other income	325	(221)	(287)	(45)
Increase/(decrease) in mortgage banking income	223	(73)	1,012	135

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended September 30, 2025 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.40%	$(271)	5/11/2027	19
Issued May 12, 2023	25,000	3.42%	(258)	5/12/2028	31
Issued May 19, 2023	25,000	3.73%	(185)	11/19/2027	26
Issued May 31, 2023	25,000	3.95%	(132)	11/30/2026	14
Issued July 26, 2023	25,000	4.16%	(82)	7/26/2028	34
Issued July 31, 2023	25,000	4.23%	(60)	1/31/2028	28
Issued August 9, 2023	25,000	4.21%	(64)	8/9/2027	22
Total	$175,000		$(1,052)

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of September 30, 2025 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$126	(126)	—
Interest rate swaps - not hedging	29,056	(16,375)	12,681

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	1,279	(1,279)	—
Interest rate swaps - not hedging	31,232	(11,232)	20,000

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

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2025, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)

Other comprehensive income/(loss) income before reclassification adjustments (1) (3)	8,820	(84)	—	8,736
Amounts reclassified from accumulated other comprehensive income (2) (4)	44	—	(168)	(124)

Net other comprehensive income/(loss)	8,864	(84)	(168)	8,612

Balance as of September 30, 2025	$(104,095)	(836)	17,669	(87,262)

	For the quarter ended September 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2024	$(132,959)	2,110	765	(130,084)

Other comprehensive (loss)/income before reclassification adjustments (5) (7)	27,947	(3,654)	—	24,293
Amounts reclassified from accumulated other comprehensive income (6) (8)	—	—	(387)	(387)

Net other comprehensive income/(loss)	27,947	(3,654)	(387)	23,906

Balance as of September 30, 2024	$(105,012)	(1,544)	378	(106,178)
(1)Consists of unrealized holding gains, net of tax of ($2,826).
(2)Consists of realized losses, net of tax of ($13).
(3)Change in fair value of interest rate swaps, net of tax $32.
(4)Consists of realized gains, net of tax of $64.
(5)Consists of unrealized holding gains, net of tax of ($8,980).
(6)Consists of realized losses, net of tax of $0
(7)Change in fair value of interest rate swaps, net of tax $1,068.
(8)Consists of realized gains, net of tax of $148.

	For the nine months ended September 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive income/(loss) before reclassification adjustments (1) (3)	26,108	(1,995)	—	24,113
Amounts reclassified from accumulated other comprehensive income (2) (4)	45	—	(506)	(461)

Net other comprehensive income/(loss)	26,153	(1,995)	(506)	23,652

Balance as of September 30, 2025	$(104,095)	(836)	17,669	(87,262)

	For the nine months ended September 30, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive loss before reclassification adjustments (5) (7)	18,858	(1,170)	—	17,688
Amounts reclassified from accumulated other comprehensive income (6) (8)	26,789	—	(1,163)	25,626

Net other comprehensive loss	45,647	(1,170)	(1,163)	43,314

Balance as of September 30, 2024	$(105,012)	(1,544)	378	(106,178)
(1)Consists of unrealized holding gains, net of tax of ($8,489).
(2)Consists of realized losses, net of tax of ($13).
(3)Change in fair value of interest rate swaps, net of tax $655.
(4)Consists of realized gains, net of tax of $191.
(5)Consists of unrealized holding gains, net of tax ($7,054).
(6)Consists of realized losses, net of tax ($7,706).
(7)Change in fair value of interest rate swaps, net of tax $342.
(8)Consists of realized gains, net of tax of $442.

(14)    Segment Information

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

	Banking Segment
	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest income	$194,678	171,381	546,843	498,474
Reconciliation of revenue
Service charges and fees	16,911	15,932	47,695	46,982
Trust and other financial services income	8,040	7,924	23,898	22,617
Gain (loss) on sale of investments	36	—	36	(39,413)
Other revenue (1)	7,211	3,977	19,862	16,761
Consolidated revenues	$226,876	199,214	638,334	545,421

Less:
Interest expense	58,704	60,079	163,607	177,093
Segment net interest income and noninterest income	$168,172	139,135	474,727	368,328
Less:
Provision for credit losses	31,205	4,875	47,860	7,940
Compensation and employee benefits	63,014	56,186	172,767	161,257
Processing expenses	15,072	14,570	42,035	43,990
Premises and occupancy costs	7,707	7,115	23,229	22,206
Professional services	3,010	3,302	9,756	11,095
Office operations	3,495	2,811	9,382	9,397
Federal deposit insurance premiums	3,361	2,763	7,985	8,651
Other segment items (2)	37,839	4,020	57,621	16,615
Income tax expense	302	9,875	23,792	19,649
Segment net income/consolidated net income	$3,167	33,618	80,300	67,528
(1)    Other revenues include loan sales, gain on real estate owned, income from bank owned life insurance and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Other segment disclosures
Interest income	$194,678	171,381	546,843	498,474
Interest expense	58,704	60,079	163,607	177,093
Depreciation	1,147	1,583	6,667	2,564
Amortization	1,974	590	2,914	1,926
Other significant noncash items:
Provision for credit losses	31,205	4,875	47,860	7,940
Segment assets	16,381,009	14,354,325	16,381,009	14,354,325
Expenditures for segment assets	3,648	1,989	9,099	2,076

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
•    the effects of any federal government shutdown or the inability of the federal government to manage debt limits:
•a prolonged government shutdown, which could adversely affect the U.S. and global economy;
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

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." This ASU requires additional disaggregated disclosures on entity's effective tax rate reconciliation and additional details on income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU is applied prospectively with the option to apply the ASU retrospectively. We do not believe this guidance will have a material impact on the Company's financial statements.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU addresses the challenges of applying current internal-use software accounting requirements due to the evolution of software development since the original guidance was issued. The ASU removes all references to project stages. The amendments require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. We do not believe this guidance will have a material impact on the Company's financial statements.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act(“the Act”). The enactment of the Act did not have a material impact on the company's financial statements.

Acquisition of Penns Woods

On July 25, 2025, the Company completed its acquisition of Penns Woods, pursuant to the merger agreement, which was entered into by the Company and Penns Woods on December 16, 2024 (the "Merger Agreement"). In accordance with the Merger Agreement, the Company and Penns Woods completed a business combination whereby Penns Woods merged with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), Penns Woods’ wholly-owned subsidiary banks, Luzerne Bank, a Pennsylvania-chartered state bank, and Jersey Shore State Bank, a Pennsylvania-chartered state bank, merged with and into Northwest Bank, with Northwest Bank as the surviving bank in the subsidiary bank mergers. Under the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of Penns Woods’ common stock, $5.55 par value, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares (as provided for in the Merger Agreement), converted, in accordance with the procedures set forth in the Merger Agreement, into a right to receive 2.385 shares of common stock, $0.01 par value, of the Company.

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s third quarter and year to date 2025 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the prior quarter and 2024 results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded preliminary goodwill of $57 million and core deposit intangibles of $48 million related to the acquisition.

Comparison of Financial Condition

Total assets at September 30, 2025 were $16.4 billion, an increase of $2.0 billion from December 31, 2024. This increase in assets was primarily driven by the addition of the Penns Woods assets. A discussion of significant changes follows.

Cash and cash equivalents decreased by $10 million, or 3%, to $279 million at September 30, 2025, from $288 million at December 31, 2024 due to these funds being invested into higher yielding loans and marketable securities.

Total marketable securities increased to $2.0 billion at September 30, 2025, increasing by $114 million, or 6%, from December 31, 2024. Available-for-sale securities increased by $162 million, this was driven by the acquisition of Penns Woods which included $160 million is marketable securities, of which $82 million were immediately sold. Additional increases were driven by the purchase of additional securities and the improvement of our unrealized loss position. Held-to-maturity securities decreased $48 million, driven by maturities and regular monthly cash flows.

Gross loans receivable was $12.9 billion at September 30, 2025, increasing $1.8 billion from December 31, 2024. This increase is attributed to the Penns Woods acquisition of $1.8 billion in loans. Our personal banking loan portfolio increased by $810 million, to $7.1 billion at September 30, 2025 while our commercial banking loans increased by $951 million, to $5.8 billion at September 30, 2025.

The following table provides the various loan sectors in our commercial real estate portfolio at September 30, 2025:

Property type	Percent of portfolio
5 or more unit dwelling	10.3%
Retail Building	9.9
Nursing Home	7.6
Commercial office building - non-owner occupied	7.5
Manufacturing & industrial building	5.1
Warehouse/storage building	3.3
Commercial office building - owner occupied	3.3
Multi-use building - commercial, retail and residential	2.8
Multi-use building - office and warehouse	2.7
Other medical facility	2.1
Residential acquisition & development - 1-4 family, townhouses and apartments	2.7
Hotel/motel	1.8
Single family dwelling	1.7
Student housing	1.7
Agricultural real estate	1.5
2-4 family	1.2
Commercial acquisition and development	1.6
All other	33.2
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at September 30, 2025:

State	Percent of portfolio
New York	24.7%
Pennsylvania	42.2
Ohio	15.6
Indiana	4.9
New Jersey	2.1
All other	10.5
Total	100.0%

Total deposits increased by $1.6 billion, to $13.7 billion at September 30, 2025 from $12.1 billion at December 31, 2024. This increase was driven by the acquisition which resulted in an additional $1.6 billion in deposits.

As of September 30, 2025, we had $115 million of brokered deposits, which made up 4% of our time deposits and 1% of our total deposit balance at quarter end. As of December 31, 2024, we had $201 million of brokered deposits, which made up 7% of our time deposits and 2% of our total deposit balance at year end. The balance carried an average all-in cost of 4.18% and 4.32% as of September 30, 2025 and December 31, 2024, respectively and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, we had $795 million and had $713 million of deposits through our participation in the IntraFi Network Deposits and FIS Insured Deposit programs as of September 30, 2025 and December 31, 2024, respectively. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.34% as of September 30, 2025 and 3.68% as of December 31, 2024.

At September 30, 2025 and December 31, 2024, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.9 billion. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of September 30, 2025
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,746,638	27.4%	6,277
Less intercompany deposit accounts	1,321,881	9.7%	12
Less collateralized deposit accounts	480,761	3.5%	253
Uninsured deposits excluding intercompany and collateralized accounts	$1,943,996	14.2%	6,012
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $39 million, or 0.28% of total deposits, as of September 30, 2025. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $198 million, or 1.45%, of total deposits, as of September 30, 2025. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $323,353 as of September 30, 2025.

Total shareholders’ equity increased to $1.9 billion, or $12.70 per share, at September 30, 2025 compared to $12.52 per share at December 31, 2024, increasing by $259 million in the current year, primarily driven by the issuance of common stock in connection with the Penns Woods acquisition. The additional increase was the result of the an improvement in accumulated other comprehensive loss of $24 million, or 21%, primarily due to a decrease in unrealized losses in the available-for-sale investment portfolio, partially offset by 81 million of cash dividend payments for the nine months ended September 30, 2025.

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

	At September 30, 2025
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,876,174	15.45%	$1,274,938	10.50%	$1,214,227	10.00%
Northwest Bank	1,677,965	13.83%	1,273,516	10.50%	1,212,872	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,483,249	12.22%	1,032,093	8.50%	728,536	6.00%
Northwest Bank	1,526,047	12.58%	1,030,941	8.50%	970,298	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,483,249	12.22%	849,959	7.00%	N/A	N/A
Northwest Bank	1,526,047	12.58%	849,010	7.00%	788,367	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,483,249	9.47%	626,201	4.00%	N/A	N/A
Northwest Bank	1,526,047	9.76%	625,427	4.00%	781,784	5.00%
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

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at September 30, 2025 was 12.95%. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2025, Northwest had $3.7 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of September 30, 2025, as well as $795 million of borrowing capacity available with the Federal Reserve Bank and $369 million with four correspondent banks.

Dividends

We paid $29 million in cash dividends during the quarter ended September 30, 2025 compared to $25 million for the quarter ended June 30, 2024. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for the quarters ended September 30, 2025 and 2024 was 1000.0% and 76.9% on dividends of $0.20 per share. On October 16, 2025, the Board of Directors declared a cash dividend of $0.20 per share payable on November 18, 2025 to shareholders of record as of November 6, 2025. This represents the 124th consecutive quarter we have paid a cash dividend.

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

	September 30, 2025	December 31, 2024
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$9,427	4,931
Home equity loans	2,963	2,250
Vehicle loans	3,861	3,191
Other consumer loans	1,004	776
Commercial real estate loans	55,252	7,702
Commercial real estate - owner occupied	1,201	—
Commercial loans	9,490	7,335
Total loans 90 days or more past due	$83,198	26,185
Total real estate owned (REO)	$174	35
Total loans 90 days or more past due and REO	83,372	26,220
Total loans 90 days or more past due to net loans receivable	0.65%	0.23%
Total loans 90 days or more past due and REO to total assets	0.51%	0.18%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	82,498	25,529
Nonaccrual loans - loans less than 90 days past due	45,827	35,872
Loans 90 days or more past due still accruing	701	656
Total nonperforming loans	129,026	62,057
Other nonperforming assets (1)	—	16,102
Total nonperforming assets	$129,200	$78,194
Total nonaccrual loans to total loans	0.99%	0.55%
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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2025, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $41 million to $157 million, or 1.22% of total loans at September 30, 2025, up from 1.04% at December 31, 2024. This increase was primarily driven by the Day 1 initial provision from the Penns Woods acquisition of $20.6 million. Excluding the Day 1 provision for credit losses from the acquisition, the provision for credit losses for the quarter ended September 30, 2025 was $10.5 million, which increased compared to the prior year primarily due to an increase in net charge offs coupled with an increase due to individually assessed loans.

Total classified loans increased by $255 million to $527 million at September 30, 2025 compared to $272 million at December 31, 2024. This increase was driven by changes in our commercial real estate portfolio which increased $141 million. The increase in classified loans was driven by the Penns Woods acquisition, the remaining long-term healthcare portfolio being returned to held for investment, construction projects with lease up rates lower than projected and a few larger C&I borrowers whose performance deteriorated during the year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $128 million at September 30, 2025 increased by $67 million, or 109%, from $61 million at December 31, 2024, or 0.99% of total loans receivable as of September 30, 2025 and 0.55% of total loans receivable as of December 31, 2024. As a percentage of average loans, annualized net charge-offs were 0.29% for the three months ended September 30, 2025 compared to 0.32% for the year ended December 31, 2024 which included a $15 million write-down on certain loans to fair value before they were transferred to held for sale.

Comparison of Operating Results for the Quarters Ended September 30, 2025 and 2024

The following chart provides a reconciliation of net income from the quarter ended September 30, 2024 to the quarter ended September 30, 2025 (dollars in thousands):

Net income for the quarter ended September 30, 2025 was $3 million, or $0.02 per diluted share, a decrease of $31 million, or 91%, from net income of $34 million, or $0.26 per diluted share, for the quarter ended September 30, 2024. This decrease in net income resulted primarily from an increase in noninterest expense of $43 million which was driven by the increase in acquisition expense of $31 million and compensation and employee benefits of $7 million. This was offset by an increase in net interest income of $25 million which was driven by an increase in income on loans receivable of $21 million. Net income for the quarter ended September 30, 2025 represents annualized returns on average equity and average assets of 0.69% and 0.08%, respectively, compared to 8.50% and 0.93% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$112,216
$115,048
$128,685
$120,322
$136,944
3.33%
3.42%
3.87%
3.56%
3.65%
3Q24
4Q24
1Q25
2Q25
3Q25
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the third quarter of 2025 was $136 million which increased $25 million, or 22%, from the third quarter of 2024. Net interest income (FTE) was $137 million for the quarter ended September 30, 2025 and net interest margin (FTE) was 3.65%. Compared to the same quarter of the prior year, net interest income (FTE) increased $25 million and net interest margin (FTE) increased by thirty-two basis points. The increase in net interest income (FTE) and net interest margin (FTE) was driven by an increase in interest income resulting from higher earning asset yields, coupled with a decrease in interest expense due to decline in the average balance of borrowings and higher cost brokered CD.

For the nine months ended September 30, 2025, net interest income (FTE) was $386 million, an increase of $62 million, or 19% from the same period last year. Net interest margin increased by forty-eight basis points. Similar to the quarterly fluctuations noted above, the increase in net interest income (FTE) included increases in interest income driven by higher interest-earning asset yields, including a $13.1 million non-accrual interest recovery in the first quarter of 2025, and balances, partially offset by lower interest-bearing liability costs and balances.

Average Loans
$11,224
$11,205
$11,177
$11,249
$12,568
5.57%
5.56%
6.00%
5.55%
5.63%
3Q24
4Q24
1Q25
2Q25
3Q25
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments

$1,999
$2,034
$2,037
$2,056
$2,112
2.48%
2.57%
2.62%
2.69%
2.81%
3Q24
4Q24
1Q25
2Q25
3Q25
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$13,297
$12,097
$12,028
$12,088
$12,154
1.78%
1.68%
1.59%
1.55%
1.55%
3Q24
4Q24
1Q25
2Q25
3Q25
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$221
$223
$224
$208
$347
4.09%
4.02%
3.99%
3.94%
3.84%
3Q24
4Q24
1Q25
2Q25
3Q25
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable increased $1.3 billion, or 12%, from the quarter ended September 30, 2024. This increase was driven by the acquisition of Penns Woods which resulted in an additional $1.8 billion in loans. Interest income on loans receivable increased by $21 million, or 14%, from the same quarter in the prior year, and by $37 million, or 8%, from the same nine-month period in the prior year, driven by the Penns Woods acqusition and a loan mix shift towards higher yielding commercial loans and an interest recovery of $13.1 million on a non-accrual commercial real estate loan payoff during the first quarter of 2025.

Average investments increased 6% from the third quarter of 2024 driven by the Penns Woods acquisition and the reinvestment of cash flows from regular principal payments and maturities. Interest income on investment securities increased by $2 million, or 19%, from the quarter ended September 30, 2024 and increased $9 million, or 29%, for the nine months ended September 30, 2024. The increase is due to the increase in the average balance of investment and the increase in yield on investments (FTE) to 2.81% for the quarter ended September 30, 2025 and 2.71% for the nine months ended September 30, 2025.

Average deposits grew 10% from the quarter ended September 30, 2024 driven by an increase in average balances from the Penns Woods merger. Our average money market and interest-bearing checking deposit accounts grew by $426 million and $215 million, respectively, from the quarter ended September 30, 2024 partly due to acquisition and customers shifting funds to these competitively priced products as their time deposits matured. These increases were partially offset by a decrease in time deposits of $12 million. Interest expense on deposits decreased by $2 million, or 4% from the quarter ended September 30, 2024, and by $9 million, or 6% from the nine months ended September 30, 2024, primarily attributable to decrease in average yield paid on deposits which was partially offset by an increase in average balance of deposit accounts.

Compared to the quarter ended September 30, 2024, average borrowings saw a 57% increase. This increase was attributable to the acquisition of long-term borrowings from Penns Woods. The increase in the average balance of borrowings resulted in an increase in interest expense on borrowings by $1 million from the quarter ended September 30, 2024. Interest expense decreased $5 million from the nine months ended September 30, 2024 from the strategic pay-down of wholesale borrowings with the proceeds from our investment portfolio restructuring in the second quarter of 2024.

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

	Quarter ended September 30,
	2025			2024
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,160,008	31,386	3.97%	$3,286,316	31,537	3.84%
Home equity loans	1,421,717	21,080	5.88%	1,166,866	17,296	5.90%
Consumer loans	2,330,173	32,729	5.57%	1,955,988	26,034	5.29%
Commercial real estate loans	3,377,740	51,761	6.00%	2,995,032	47,473	6.31%
Commercial loans	2,278,859	41,519	7.13%	1,819,400	34,837	7.62%
Loans receivable (a) (b) (d) (includes FTE adjustments of $752 and $764, respectively)	12,568,497	178,475	5.63%	11,223,602	157,177	5.57%
Mortgage-backed securities (c)	1,810,209	12,668	2.80%	1,735,728	10,908	2.51%
Investment securities (c) (d) (includes FTE adjustments of $218 and $150, respectively)	301,719	2,153	2.85%	263,127	1,504	2.29%
FHLB stock, at cost	30,434	652	8.51%	20,849	394	7.51%
Other interest-earning deposits	164,131	1,700	4.05%	173,770	2,312	5.29%
Total interest-earning assets (includes FTE adjustments of $970 and $914, respectively)	14,874,990	195,648	5.22%	13,417,076	172,295	5.11%
Noninterest-earning assets (e)	1,067,450			934,593
Total assets	$15,942,440			$14,351,669

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,343,137	6,679	1.13%	$2,151,933	6,680	1.23%
Interest-bearing demand deposits	2,782,369	8,258	1.18%	2,567,682	7,452	1.15%
Money market deposit accounts	2,392,748	11,785	1.95%	1,966,684	9,170	1.85%
Time deposits	2,818,526	25,158	3.54%	2,830,737	30,896	4.34%
Total interest-bearing deposits (g)	10,336,780	51,880	1.99%	9,517,036	54,198	2.27%
Borrowed funds (f)	347,357	3,366	3.84%	220,677	2,266	4.09%
Subordinated debentures	114,745	1,335	4.65%	114,396	1,148	4.01%
Junior subordinated debentures	129,986	2,123	6.39%	129,727	2,467	7.56%
Total interest-bearing liabilities	10,928,868	58,704	2.13%	9,981,836	60,079	2.39%
Noninterest-bearing demand deposits (g)	2,959,871			2,579,775
Noninterest-bearing liabilities	244,306			217,161
Total liabilities	14,133,045			12,778,772
Shareholders’ equity	1,809,395			1,572,897
Total liabilities and shareholders’ equity	$15,942,440			$14,351,669
Net interest income (FTE)/Interest rate spread (FTE) (d)		136,944	3.09%		112,216	2.72%
Net interest-earning assets/Net interest margin (FTE)	$3,946,122		3.65%	$3,435,240		3.33%
Tax equivalent adjustment (d)		970			914
Net interest income, GAAP basis		135,974			111,302
Ratio of interest-earning assets to interest- bearing liabilities	1.36X			1.34X
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
(g)Average cost of deposits were 1.55% and 1.78%, respectively.
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

	For the quarter ended September 30, 2025 vs. 2024
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$2,201	19,097	21,298
Mortgage-backed securities	1,238	522	1,760
Investment securities	374	275	649
FHLB stock, at cost	53	205	258
Other interest-earning deposits	(512)	(100)	(612)
Total interest-earning assets	3,354	19,999	23,353

Interest-bearing liabilities:
Savings deposits	(546)	545	(1)
Interest-bearing demand deposits	168	638	806
Money market deposit accounts	516	2,099	2,615
Time deposits	(5,628)	(110)	(5,738)
Borrowed funds	(128)	1,228	1,100
Subordinated debt	183	4	187
Junior subordinated debentures	(348)	4	(344)
Total interest-bearing liabilities	(5,783)	4,408	(1,375)

Net change in net interest income (FTE)	$9,137	15,591	24,728

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

	Nine months ended September 30,
	2025			2024
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,135,705	91,758	3.90%	$3,340,332	96,392	3.85%
Home equity loans	1,236,733	53,509	5.78%	1,185,145	51,893	5.85%
Consumer loans	2,118,568	87,650	5.53%	2,012,461	77,401	5.14%
Commercial real estate loans	3,033,193	151,726	6.60%	3,005,966	136,556	6.07%
Commercial loans	2,145,555	114,818	7.06%	1,768,325	99,923	7.55%
Loans receivable (a) (b) (d) (includes FTE adjustments of $2,186 and $2,227, respectively)	11,669,754	499,461	5.72%	11,312,229	462,165	5.46%
Mortgage-backed securities (c)	1,791,479	36,552	2.72%	1,729,064	28,278	2.18%
Investment securities (c) (d) (includes FTE adjustments of $529 and $427, respectively)	277,338	5,420	2.61%	294,598	4,251	1.92%
FHLB stock, at cost	23,080	1,336	7.74%	26,195	1,499	7.64%
Other interest-earning deposits	209,320	6,789	4.28%	124,037	4,935	5.31%
Total interest-earning assets (includes FTE adjustments of $2,715 and $2,654, respectively)	13,970,971	549,558	5.26%	13,486,123	501,128	4.96%
Noninterest-earning assets (e)	972,376			919,969
Total assets	$14,943,347			$14,406,092

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,250,418	19,653	1.17%	$2,139,461	17,673	1.10%
Interest-bearing demand deposits	2,662,521	22,513	1.13%	2,554,172	19,501	1.02%
Money market deposit accounts	2,200,063	30,748	1.87%	1,962,019	25,684	1.75%
Time deposits	2,683,081	73,117	3.64%	2,787,306	91,780	4.40%
Total interesting-bearing deposits (g)	9,796,083	146,031	1.99%	9,442,958	154,638	2.19%
Borrowed funds (f)	260,392	7,618	3.91%	337,427	11,636	4.61%
Subordinated debentures	114,661	3,631	4.22%	114,310	3,444	4.02%
Junior subordinated debentures	129,922	6,327	6.42%	129,662	7,375	7.60%
Total interest-bearing liabilities	10,301,058	163,607	2.12%	10,024,357	177,093	2.36%
Noninterest-bearing demand deposits (g)	2,721,350			2,581,018
Noninterest-bearing liabilities	232,909			245,917
Total liabilities	13,255,317			12,851,292
Shareholders’ equity	1,688,030			1,554,800
Total liabilities and shareholders’ equity	$14,943,347			$14,406,092

Net interest income (FTE)/Interest rate spread (FTE) (d)		385,951	3.14%		324,035	2.60%

Net interest-earning assets/Net interest margin (FTE)	$3,669,913		3.69%	$3,461,766		3.21%

Tax equivalent adjustment (d)		2,715			2,654
Net interest income, GAAP basis		383,236			321,381

Ratio of interest-earning assets to interest-bearing liabilities	1.36X			1.35X
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
(g)Average cost of deposits were 1.56% and 1.72%, respectively.
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

	For the nine months ended September 30, 2025 vs. 2024
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$21,995	15,301	37,296
Mortgage-backed securities	7,000	1,274	8,274
Investment securities	1,508	(339)	1,169
FHLB stock, at cost	18	(181)	(163)
Other interest-earning deposits	(875)	2,729	1,854
Total interest-earning assets	29,646	18,784	48,430

Interest-bearing liabilities:
Savings deposits	1,011	969	1,980
Interest-bearing demand deposits	2,096	916	3,012
Money market deposit accounts	1,738	3,326	5,064
Time deposits	(15,823)	(2,840)	(18,663)
Borrowed funds	(1,764)	(2,254)	(4,018)
Subordinated debt	176	11	187
Junior subordinated debentures	(1,061)	13	(1,048)
Total interest-bearing liabilities	(13,627)	141	(13,486)

Net change in net interest income (FTE)	$43,273	18,643	61,916

Provision for Credit Losses

	3Q24	4Q24	1Q25	2Q25	3Q25
Provision for credit losses - loans (in thousands)	$5,727	15,549	8,256	11,456	31,394
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(852)	1,016	(345)	(2,712)	(189)
Annualized net charge-offs to average loans	0.18%	0.87%	0.08%	0.18%	0.29%

The provision for credit losses increased by $26 million from the quarter ended September 30, 2024. This increase included a $26 million increase in the provision for credit losses - loans, as well as a $0.7 million increase in the provision for credit losses - unfunded commitments. This increase is due to the initial Day 1 provision from the Penns Woods acquisition of $20.6 million. Excluding the Day 1 provision for credit losses from the acquisition, the provision for credit losses for the quarter ended September 30, 2025 was $10.5 million, which increased compared to the prior year and the prior quarter primarily due to an increase in net charge offs coupled with an increase due to individually assessed loans.

The increase in our provision for unfunded commitments in the current period is due to the Penns Woods acquisition offset by a decline based on the timing of organic origination and funding of commercial construction loans and lines of credit.

Additionally, the Company saw an increase in classified loans to $527 million, or 4.07% of total loans, at September 30, 2025 from $320 million, or 2.83% of total loans, at September 30, 2024 and $518 million, or 4.57% of total loans, at June 30, 2025. This increase was driven by changes in our commercial real estate portfolio which increased $141 million from the prior year. The increase from the prior quarter was primarily due to classified loans acquired in the Penns Woods acquisition which were partially offset by improvements in our legacy loan portfolio.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2025.

Noninterest Income

Breakdown of Noninterest Income for Third Quarter 2025

16%
1%
5%
53%
25%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
$27,833
$40,063
$28,355
$30,938
$32,198
21%
26%
18%
21%
19%
3Q24
4Q24
1Q25
2Q25
3Q25
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended September 30, 2025 was $32 million, an increase of $4 million from the quarter ended September 30, 2024, driven by an increase in other operating income from a gain on equity method investments during the current quarter compared to a loss on equity method investments and the sale of a building during the prior year. From the nine months ended September 30, 2024 noninterest income increased $45 million which was driven by the loss on sale in investments that occurred in the second quarter of 2024. Excluding the loss on sale of securities, noninterest income increased $5 million, or 6%, from the nine months ended September 30, 2024, driven by growth within our trust and other financial services operations.

Noninterest Expense

Breakdown of Noninterest Expense for Third Quarter 2025

33%
47%
2%
11%
6%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)

$90,767
$95,326
$91,737
$97,540
$133,498
3Q24
4Q24
1Q25
2Q25
3Q25

(a) Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $43 million, or 47%, from the quarter ended September 30, 2024 and $50 million, or 18% from the nine months ended September 30, 2024. The increase from the prior year quarter was primarily attributable to the increase in merger and restructuring expenses of $31 million for the quarter ended September 30, 2025, which is driven by the Penns Woods acquisition and an increase in compensation and employee benefits expense of $7 million, or 12%, to $63 million for the quarter ended

September 30, 2025 driven primarily by an increase in core compensation and benefits expense due to the addition of Penns Woods employees coupled with an increase in performance based incentive compensation expense. Additionally, there was a $1 million in amortization of intangible expense related to the acquisition.

The increase from the nine months ended September 30, 2024 was driven by an increase in merger and restructuring expenses of $36 million, driven by the Penns Woods acquisition and an increase in compensation and employee benefits expense of $12 million or 7% driven primarily by the same factors discussed above.

Income Taxes

The provision for income taxes decreased by $10 million from the quarter ended September 30, 2024 due to lower income before taxes caused by the large acquisition expense in during the third quarter. The provision for income taxes increased by $4 million from the nine months ended September 30, 2024 primarily due to higher income before income taxes from the loss on sale in investments that occurred in the second quarter of 2024..

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

	Quarter ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$135,974	119,444	127,818	114,197	111,302
Plus: Taxable-equivalent adjustment	970	878	867	851	914
Net interest income FTE	136,944	120,322	128,685	115,048	112,216

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2025 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2025 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.2)%	(2.8)%	(4.5)%	(0.4%)	(4.4%)	(6.1%)
Projected percentage increase/(decrease) in net income	(2.9)%	(7.1)%	(11.4)%	(1.2%)	(11.4%)	(15.7%)
Projected increase/(decrease) in return on average equity	(2.8)%	(6.7)%	(10.8)%	(1.1%)	(10.9%)	(15.0%)
Projected increase/(decrease) in earnings per share	$(0.04)	$(0.10)	$(0.15)	$(0.02)	$(0.15)	$(0.21)
Projected percentage increase/(decrease) in market value of equity	(4.1%)	(8.8%)	(13.5%)	2.4%	1.5%	1.7%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended September 30, 2025, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended September 30, 2025, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 10, 2025	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 10, 2025	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)