Form 10-K
period 2025-12-31
Northwest Bancshares, Inc.
filed 2026-02-25
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2025
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
     If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐  No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 18, 2026, there were 146,139,471 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2025, as reported by the Nasdaq Global Select Market, was approximately $1.634 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2026 Annual Meeting of Shareholders of the Registrant (Part III).

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the possibility that any of the anticipated benefits of the Merger will not be realized or will not be realized within the expected time period; the effect of the Merger on the combined company’s customer and employee relationships and operating results; and other factors that may affect the results of operations and financial condition of the combined company;
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
•general economic conditions, either nationally or in our market areas, that are different than expected, including inflationary or recessionary pressures or those related to changes in monetary, fiscal, regulatory, tariff and international trade policies of the U.S. government, including policies of the U.S. Department of Treasury and Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and any related increases in compliance and other costs;
•trade disputes, barriers to trade or the emergence of trade restrictions and the resulting impacts on market volatility and global trade;
•growing fiscal deficits;
•potential recession or slowing of growth in the U.S., Europe and other regions;
•developments in the Middle East and in Latin America;
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

The conversion was completed in 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock. We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates. As of December 31, 2025, the Company had 146,107,964 shares outstanding and a market capitalization of approximately $1.753 billion.

Our executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. We also maintain administrative offices located at 100 Liberty Street, Warren, Pennsylvania 16365.

The Company’s website (www.northwest.com) contains a direct link to Northwest Bancshares, Inc.’s filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies of our filings may be obtained, without charge, by written request to Shareholder Relations, 3 Easton Oval, Suite 500, Columbus, Ohio 43219, or emailing shareholderrelations@northwest.com.

Northwest Bank

Northwest Bank is a Pennsylvania-chartered savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania. Northwest Bank is a community-oriented financial institution offering personal and commercial banking solutions, investment management and trust services. Northwest Bank’s mutual savings bank predecessor was founded in 1896.

As of December 31, 2025, Northwest Bank operated 161 community-banking locations throughout its market area in Pennsylvania, western New York, northeastern Ohio, and Indiana. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Acquisition of Penns Woods

On July 25, 2025, the Company completed its acquisition of Penns Woods Bancorp, Inc. ("Penns Woods"), pursuant to the merger agreement, which was entered into by the Company and Penns Woods on December 16, 2024 (the "Merger Agreement"). In accordance with the Merger Agreement, the Company and Penns Woods completed a business combination whereby Penns Woods merged with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), Penns Woods’ wholly-owned subsidiary banks, Luzerne Bank, a Pennsylvania-chartered state bank, and Jersey Shore State Bank, a Pennsylvania-chartered state bank, merged with and into Northwest Bank, with Northwest Bank as the surviving bank in the subsidiary bank mergers. Under the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of Penns Woods’ common stock, $5.55 par value, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares (as provided for in the Merger Agreement), converted, in accordance with the procedures set forth in the Merger Agreement, into a right to receive 2.385 shares of common stock, $0.01 par value, of the Company.

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s year to date 2025 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the prior year results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded preliminary goodwill of $63 million and core deposit intangibles of $42 million related to the acquisition.

Market Area and Competition

Northwest Bank is headquartered in northwestern Pennsylvania and has expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio, and Indiana. As of December 31, 2025, we operated 161 community banking locations across these market areas. All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas. We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, the Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania Market Area. Our retail branch network of 102 community banking offices within the Commonwealth of Pennsylvania encompasses 29 counties. Our western Pennsylvania market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations. Our southeastern Pennsylvania market is primarily driven by service businesses but also serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Our Pennsylvania market area has a total population of approximately 4.9 million and total households of approximately 2.5 million as of December 31, 2025. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 1.9% decrease in population between 2020 and 2025. As of December 31, 2025, the market’s average median household income has increased over the last year by 8.9%, to $72,000, compared to the national median income level of $86,867. The household income growth rate in Pennsylvania of 10.9%, is projected to be slightly lower than the national average growth rates during the next five years of 11.3%. As of December 31, 2025, the market’s unemployment rate was 3.6%, slightly lower than both the Commonwealth of Pennsylvania rate of 4.2% and the national average of 4.4%.

As of September 30, 2025, the most recent date for which data is available, the House Price Index for the last four quarters in the state of Pennsylvania increased by 4.4%, compared to an increase in the national average of 2.3%. As of September 30, 2025, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 3,325 housing units, compared to the national average of one in every 3,163 housing units.

Western New York Market Area. Our retail branch network of 28 community banking offices in New York encompasses four counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.0 million and total households of approximately 941,000 as of December 31, 2025. This area has experienced a decrease in population between 2020 and 2025, of 1.2%. The average median household income in this market increased by 6.8% over the last year to $73,960 as of December 31, 2025, compared to the national median income level of $86,867. As of December 31, 2025, the unemployment rate for our New York market area was 4.6%, compared to the national average of 4.4%.

As of September 30, 2025, the House Price Index for the last four quarters in our New York market increased by 6.8%, compared to an increase in the national average of 2.3%. As of September 30, 2025, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 3,423 housing units, compared to the national average of one in every 3,163 housing units.

Northeastern Ohio Market Area. Our retail branch network of 11 community banking offices in Ohio includes two counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 861,000 and total households of approximately 387,000 as of December 31, 2025. This area has experienced an increase in population between 2020 and 2025, of 3.4%. The median household income for our Ohio market increased 19.5% over the last year to $83,750 as of December 31, 2025, compared to the national median income level of $86,867. As of December 31, 2025, the unemployment rate for our Ohio market was 4.5%, compared to the national average of 4.4%.

As of September 30, 2025, the House Price Index for the last four quarters in our Ohio market area increased by 4.8%, compared to an increase in the national average of 2.3%. As of September 30, 2025, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 2,736 housing units, compared to the national average of one in every 3,163 housing units.

Indiana Market Area. Our retail branch network of 20 community banking offices in Indiana includes nine counties in Indiana. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our Indiana market area has a total population of approximately 1.3 million and total households of approximately 832,000 as of December 31, 2025. The population of this area has remained stable between 2020 and 2025. The median household income for our Indiana market increased 5.3% over the last year to $65,566 as of December 31, 2025, compared to the national median income level of $86,867. As of December 31, 2025, the unemployment rate for our Indiana market was 3.5%, compared to the national average of 4.4%.

As of September 30, 2025, the House Price Index for the last four quarters in our Indiana market area increased by 2.9%, compared to an increase in the national average of 2.3%. As of September 30, 2025, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Indiana was one in every 2,544 housing units, compared to the national average of one in every 3,163 housing units.

Lending Activities

General. Our principal lending activities are the origination of fixed and adjustable-rate loans collateralized by one-to-four-family residential real estate, shorter term consumer loans, mainly collateralized by automobiles, and loans collateralized by multi-family residential and commercial real estate as well as commercial business loans. Generally, we focus our lending activities in the geographic areas where we maintain offices.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly. At December 31, 2025, our fixed-rate home equity loans totaled $837 million, or 6% of gross loans.

Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $670 million, or 5% of gross loans, with $972 million remaining undistributed as of December 31, 2025.

Other Consumer Loans. The principal types of other consumer loans we offer are direct auto refinance loans, indirect automobile and recreational loans, unsecured personal loans, credit card loans, and loans secured by investment accounts. These loans are typically offered with maturities of ten years or less.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. At December 31, 2025, other consumer loans totaled $2.5 billion, or 19% of gross loans.

Commercial Real Estate Loans. Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties, student housing, and senior living facilities. Our other commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities, industrial and retail establishments. At December 31, 2025, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2025, commercial real estate loans totaled $3.3 billion, or 26% of gross loans.

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

We originate commercial loans through our network of Small Business and Commercial Loan Officers located primarily in our core areas of New York, Pennsylvania, Ohio and Indiana. In addition, our commercial specialty verticals originate based upon a national footprint. The commercial finance group primarily originates loans where multiple banks may be involved in the credit facilities. Many of these companies carry public debt ratings.

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2025, commercial loans totaled $2.6 billion, or 20% of gross loans.

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

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans and credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten centrally by our underwriting team. Non-real estate loans are underwritten by local loan officers and/or a centralized underwriting team who are granted various levels of authority based on their lending experience and expertise. These authority levels are reviewed by the Credit Risk Committee on at least an annual basis.

For commercial loans, aggregate credit exposures over $1.0 million are underwritten by Commercial Credit Management. Our commercial loan policy assigns individual lending limits for our various commercial credit underwriters and dual authority consisting of an individual from Commercial Credit Management and Credit Risk Officers. Lending authorities are established by the Credit Risk Committee. The Senior Loan Committee meets weekly to approve extensions of credit in excess of the maximum dual authority limits. The Credit Risk Committee meets at least quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions, and concentrations of credit.

The Northwest Credit Risk Committee has established a policy to make no loans, either individually or in the aggregate to one borrower or single source of repayment (the “Total Credit Exposure Limit”), in excess of $30.0 million. The Total Credit Exposure limit is increased to $50 million for loans originated to borrowers with an investment grade rating and a risk rating of 3 or better. These loans are generally managed within the Corporate Finance portfolio. The Aggregate Credit Exposure, which represents total relationship exposure which may include multiple distinct borrowers, the limit is $100.0 million. Criticized/classified loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting. In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.

At December 31, 2025, we had commitments to originate $358 million of loans.

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

Loan origination costs that were deferred were $17.7 million, $16.3 million and $16.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Our investment policy does permit the purchase of complex securities, derivatives and other high-risk securities as long as the investment has a pre-purchase sensitivity analysis completed and the results are within our established range. The policy does not permit additional investments in pooled trust preferred securities, or single issuer trust preferred securities.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. In addition, we purchased $162.7 million of brokered certificates of deposit as of December 31, 2025. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements. As of December 31, 2025, $2.0 billion, or 14%, of total deposits were uninsured as they exceeded the FDIC’s $250,000 limit of deposit insurance per depositor, per FDIC-insured bank, per account ownership category.

Borrowings. We may utilize borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank of Cleveland and four correspondent banks. We also borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

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

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, subject to certain limitations based on maturity date, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. As of December 31, 2025, the Company had $114.8 million of subordinated notes outstanding.

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

Board and Board Committees. Our Board of Directors, as a whole and through its committees, maintains responsibility for the oversight of risk management, including monitoring the “tone at the top”, adherence to our risk appetite, our risk culture and overseeing emerging and strategic risks. Our Board’s Risk Management Committee (BRMC) has primary responsibility for oversight of enterprise risk management. The BRMC consists entirely of independent directors and provides a regular report to the full Board regarding matters reviewed at its Committee meetings. The Bank has a comprehensive Enterprise Risk Management Policy, approved by the Board of Directors.

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

In addition to the ERMC, we maintain the following management-level committees to oversee our risk categories: Compliance Risk Management Committee; Credit Risk Committee; Model Risk Management Committee; Operational Risk Management Committee; and the Asset/Liability Committee. Each of these Committees is responsible for one or more of the Bank’s eight risk categories, which are described in greater detail below under the heading “Risk Categories”. For its risk category(ies) of responsibility, each Committee provides risk governance, risk oversight and monitoring. Each Committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the ERMC, and these management-level risk committees, along with additional risk information that is identified at the holding company level in our determination and assessment of the risks that are presented to and discussed with our Board and Board Committees.

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

Credit Risk. Risk arising from potential financial loss from a borrower's or counterparty's failure to meet its contractual obligations. This includes risks associated with loans, credit commitment, investments, derivatives, and other credit exposures such as overdrafts. Credit risk can emerge from both on-balance sheet and off-balance sheet activities, including concentration risks in specific sectors, geographies, or counterparty groups.

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

Our principal market risk exposures arise from volatility in interest rates and their impact on earnings and capital. While we use various techniques to analyze, measure, assess and manage the financial impact of changes in interest rates, we believe an interest rate sensitivity analysis best reflects the risk inherent in our business. The interest rate sensitivity analysis calculates the impact on net interest income from instantaneous and sustained increases or decreases in market interest rates. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. The Asset/Liability Committee assists the Board of Directors and bank management in overseeing, reviewing, and monitoring market and liquidity risk.

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

Reputational Risk. Risk arising from negative public opinion. Reputational risk is inherent in all of Northwest’s activities and requires management to exercise an abundance of caution in dealing with stakeholders, including customers, investors, employees, and the community.

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

Liquidity Risk. Risk arising from the inability to meet payment obligations in full and on time when they become due, whether caused by an inability to access funding sources or manage fluctuations in cash flows.
Our primary Treasury objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified period of time. The Asset/Liability Committee assists the Board of Directors, as well as management, in overseeing, reviewing, and monitoring liquidity risk.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole active direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I, a Delaware statutory business trust, Union National Capital Trust II, a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory business trust, and Universal Preferred Trust, a Delaware statutory business trust (the “Trusts”). At December 31, 2025, the Trusts have issued a total of $129 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc. At December 31, 2025, Northwest Bancshares, Inc.’s investment in the Trusts totaled $4 million, and the Trusts had assets of $130 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank and MutualFirst Financial, Inc.

At December 31, 2025, Northwest Bank had four active wholly-owned subsidiaries; Great Northwest Corporation, Northwest Capital Group, Inc., Mutual Federal Interest Corporation and the M Group. For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Human Capital Management

Workforce Demographics. As of December 31, 2025, we had 2,104 full-time and 129 part-time employees, or 2,169 full-time equivalent employees (“FTEs”). This represents an increase of 213 FTEs, or 10.9%, from December 31, 2024 when we had 1,884 full-time and 143 part-time employees, or 1,956 FTEs. Our annual turnover rate (voluntary and involuntary) was 28.8% as of December 31, 2025. None of our employees are represented by a collective bargaining group.

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

The Company’s sole direct active consolidated subsidiary is Northwest Bank. Northwest Bank is a Pennsylvania-chartered stock savings bank that is not a member of the Federal Reserve System and its deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the “DIF”). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as its primary federal regulator and the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations.

This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which the Company and Northwest Bank may engage and is intended primarily for the protection and benefit of depositors and other customers, the DIF, the U.S. banking and financial system, and the broader economy, not for the protection or benefit of the Company’s shareholders or non-deposit creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets, establishment of adequate credit loss reserves for regulatory purposes and risk management and governance. Any change in these laws or regulations or any heightened supervisory environment, including by the Federal Reserve Board, the Department of Banking, the FDIC or the CFPB, could have a material adverse impact on the Company, Northwest Bank and their respective operations. The second Trump Administration has implemented significantly different policies from the Biden Administration, including new proposed regulations and rescissions or withdrawals or previous guidance, and sharply reduced the workforce at the federal banking agencies. The cumulative impact of these changes, and whether they will last over time, is unclear. Changes in our regulatory and supervisory framework may also have a material adverse affect on the Company and Northwest Bank’s business, operations, and earnings.

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

The standards by which bank and financial institution acquisitions would be evaluated may be subject to change. In September 2024, the FDIC adopted a final statement of policy regarding its review of Bank Merger Act applications for FDIC-supervised institutions, including Northwest Bank. In May 2025, the FDIC adopted a final rule that rescinded the 2024 statement of policy and reinstated, on an interim basis, the guidance that was in effect prior to 2024. The OCC similarly adopted final rule and policy statement in September 2024 regarding its review of Bank Merger Act applications but reversed the 2024 issuances in May 2025.

Concurrent with the FDIC and OCC issuances of revised policy statements in 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and BHC mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

Acquisition of the Company

Any holder, other than an individual, of 25% or more of a class of the Company’s voting stock, or a lesser percentage if such holder otherwise exercises a “controlling influence” over the Company, is subject to regulation as a bank holding company under the BHCA. In addition, any person other than a bank holding company is required to obtain prior non-objection of the Federal Reserve Board to acquire 10% or more of a class of voting stock of the Company under the Change in Bank Control Act.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. Northwest Bank exercised this opt-out election, which was reflected during the year ended December 31, 2025.

Each of the Company and Northwest Bank must hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividends, and certain discretionary bonus payments to management. As of December 31, 2025, Northwest Bank’s capital exceeded all applicable regulatory requirements and it had an appropriate capital conservation buffer.

The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer and well-capitalized minimums that the Company and Northwest Bank must satisfy.

		Minimum regulatory capital ratio	Minimum ratio + capital conservation buffer	Well capitalized minimums (1)	Actual
CET1 risk based capital ratio	Northwest Bancshares, Inc.	4.50%	7.00%	N/A	12.13%
	Northwest Bank	4.50%	7.00%	6.50%	12.75%

Tier 1 risk based capital ratio	Northwest Bancshares, Inc.	6.00%	8.50%	6.00%	12.13%
	Northwest Bank	6.00%	8.50%	8.00%	12.75%

Total risk based capital ratio	Northwest Bancshares, Inc.	8.00%	10.50%	10.00%	15.14%
	Northwest Bank	8.00%	10.50%	10.00%	14.01%

Tier 1 leverage ratio	Northwest Bancshares, Inc.	4.00%	N/A	N/A	9.29%
	Northwest Bank	4.00%	N/A	5.00%	9.77%
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

Northwest Bank is subject to Department of Banking regulations that limit the amount that a bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination. We have established lending limits to ensure we are in compliance with these these rules.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers an amount equal to up to 15% of its capital accounts, defined as the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. We have adopted internal policy limits to ensure we comply with this rule.

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

In response to the bank failures in early 2023, in November 2023, the FDIC implemented a special assessment to recover the losses to the DIF at an annual rate of approximately 13.4 basis points over eight quarterly collection periods, which began in 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. On December 16, 2025 the FDIC issued an interim final rule providing that the FDIC will collect the special assessment over an initial seven quarters of the collection period at the annual rate of 13.4 basis points and reduce the rate at which the special assessment will be collected in the eighth collection quarter, with an invoice date of March 30, 2026, to 2.97 basis points. Under the interim final rule, upon termination of the FDIC's receiverships of Silicon Valley Bank and

Signature Bank, the FDIC will either provide an offset to insured depository institutions, if the special assessment amount then-collected exceeds losses, or collect from insured depository institutions a one-time final shortfall special assessment, if losses exceed the special assessment then-collected. In addition, the FDIC will provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if, following the final resolution of litigation between the FDIC and SVB Financial Trust, the total amount collected through the special assessment exceeds the loss estimate at that time. Our uninsured deposits at December 31, 2022 were under $5.0 billion, therefore, we are not currently subject to the special assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.

Prompt Corrective Action

Federal law requires, among other things, that federal banking agencies take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. For this purpose, federal law establishes five capital categories: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s operations or financial condition. For example, “brokered deposits,” as defined by FDIC regulations, may only be accepted by well capitalized depository institutions without prior regulatory approval or, with a waiver from the FDIC, by adequately capitalized depository institutions. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent bank holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized. As of December 31, 2025, Northwest Bank was well capitalized as defined above.

	Well capitalized	Adequately capitalized	Undercapitalized	Significantly undercapitalized	Actual
CET1 risk based capital ratio	≥ 6.5%	≥ 4.5%	< 4.5%	< 3.0%	12.75%
Tier 1 risk based capital ratio	≥ 8.0%	≥ 6.0%	< 6.0%	< 4.0%	12.75%
Total risk based capital ratio	≥ 10.0%	≥ 8.0%	< 8.0%	< 6.0%	14.01%
Tier 1 leverage ratio	≥ 5.0%	≥ 4.0%	< 4.0%	< 3.0%	9.77%

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

Federal Home Loan Bank System

Northwest Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Pittsburgh, Northwest Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2025, Northwest Bank was in compliance with this requirement.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the OCC issued a final rule to strengthen and modernize the CRA regulations. In July 2025, the federal banking agencies issued a notice of proposed rulemaking, which if finalized, would rescind the CRA final rule issued in October 2023 and reinstate that CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

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

In May 2025, President Trump signed a Congressional Review Act resolution that overturned the CFPB's December 2024 final rule which would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the overdraft fee to an amount that covers the institution’s costs and losses to provide the service or $5.

In addition, the Federal Reserve Board has proposed, but not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers.

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (the “BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and its implementing regulations require Northwest Bank to implement a compliance program designed to detect and prevent money laundering, terrorist financing, and other illicit financial crimes. The BSA, as amended, and its implementing regulations require Northwest Bank to, among other things, implement internal controls, policies and procedures; conduct customer due diligence; and adhere to certain recordkeeping and reporting requirements.

The Anti-Money Laundering Act of 2020 (the “AML Act”), enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements. For example, the AML Act requires FinCEN to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities (the “National Priorities”), which the agency did in June 2021, and to conduct studies and issue regulations that may alter some of the due diligence, record-keeping and reporting requirements that the BSA and USA PATRIOT Act impose on banks. FinCEN has yet to issue a final rule that establishes the compliance obligations of financial institutions with respect to the National Priorities, and most of the other mandatory rulemakings under the AML Act remain outstanding. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

Data Privacy and Cybersecurity

Data privacy and cybersecurity are areas of significant and increasing federal and state regulation. Like other businesses in the U.S., the Company and its non-banking subsidiaries are subject to the rules and regulations promulgated under the authority of the Federal Trade Commission which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. Moreover, the U.S. Congress has recently considered, and in the future will likely consider, various proposals for more comprehensive data privacy and cybersecurity legislation, to which the Company and its subsidiaries may be subject if passed.

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

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) in 2022, once rulemaking is complete, will separately require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). The CISA proposed a rule under the CIRCIA in April 2024 that, among other things, would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services sector that are required to report cyber incidents their respective primary federal regulators. Although the CIRCIA originally required the CISA to finalize its regulations by October 4, 2025, the CISA has extended such deadline to May 2026.

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

The FDIC and the other federal banking regulatory agencies have jointly promulgated the CRE Lending Guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Lending Guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in residential and commercial real estate lending, as such loans represent a combined 342% of total bank capital as of December 31, 2025. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the CRE Lending Guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The CRE Lending Guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability. For additional information, see “Supervision and Regulation—Federal Banking Regulation—Real Estate Lending Standards and Guidance.”

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

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize losses.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

The Company and Northwest Bank operate in a highly regulated industry and are subject to extensive laws, regulation, supervision and examination by the Federal Reserve Board, the Department of Banking, the FDIC, the CFPB and the SEC. These laws and regulations are imposed primarily for the protection and benefit of depositors and other customers, the DIF the U.S. banking and financial system, and the broader economy, not for the protection or benefit of the Company’s investors or non-deposit creditors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest Bank’s operations, reclassify assets, determine the adequacy of Northwest Bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. The laws and regulations applicable to us are subject to frequent change and interpretations and the supervisory environment may be heightened at the regulators’ discretion. For example, the Company is unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, or the presidential administration and what the impact of any changes will be on the Company. The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. Future changes in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation, presidential executive orders, or new interpretation or application of existing statutes and regulations by courts and government agencies, or additional deposit insurance premiums could have a material impact on our operations. It is also possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than the Company and Northwest Bank

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Non-compliance with the Bank Secrecy Act, as amended, and its implementing regulations, or other laws and regulations could result in fines or sanctions.

The BSA, as amended, and its implementing regulations require certain financial institutions, such as banks, to develop compliance programs that prevent the financial institutions from being used to facilitate money laundering, terrorist financing and other illicit financial crimes. If a financial institution detects suspicious activities, financial institutions are obligated to, among other things, file suspicious activity reports with the U.S. Treasury’s FinCEN. The BSA, as amended, and its implementing regulations also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open accounts at the financial institution. Failure to comply with the BSA, as amended, and its implementing regulations could result in fines or sanctions or affect our ability to pursue further acquisition opportunities. In recent years, several banking institutions have received large fines for non-compliance with the BSA, as amended, and its implementing regulations. While we have developed policies and procedures designed to promote compliance with the BSA, as amended, and its implementing regulations, these policies and procedures may not be effective in preventing violations of the law.

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

Beginning in 2022, the Federal Reserve Board reversed its historical policy of near zero interest rates in an effort to curb inflation. Market interest rates have risen significantly in response to the Federal Reserve Board’s rate increases. In late 2023, the Federal Reserve Board began lowering benchmark interest rates, and although interest rates have decreased as a result, they remain at historically high levels. As discussed below, the increase in market interest rates has had, and may continue to have, an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2025, the fair value of our investment and mortgage-backed securities portfolio totaled $2.2 billion. Net unrealized losses on these securities totaled $202 million at December 31, 2025. During the year ended December 31, 2025, we incurred other comprehensive income of $34 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

The current level of, or any increases in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $3 million on mortgage banking activities during the year ended December 31, 2025. We also earn interest on loans held for sale while awaiting delivery to our investors. In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio, and Indiana. At December 31, 2025, 39% of our loan portfolio was secured by properties located in Pennsylvania, and 10% of our loan portfolio was secured by properties located in New York, with a large portion of the rest of our loans secured by real estate located in Ohio and Indiana. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. New appointments to the Federal Reserve Board could affect its monetary policies, and in turn, interest rates. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. For example, on July 25, 2025, we acquired Penns Woods Bancorp, Inc. ("Penns Woods").

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

Loans that were acquired as part of our acquisitions of other depository institutions, such as Penns Woods, were not underwritten or originated in accordance with our credit standards, including environmental matters, and we did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are re-risk rated at that date of acquisition based on our credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to our credit standards. Although we reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, we may incur losses in excess of the credit marks with regard to these acquired loans, and any such losses, if they occur, may have a material adverse effect on our business, financial condition, and results of operations.

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

Our business strategy includes growth in assets, deposits, the scale of our operations and potentially opening new banking locations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. In order to successfully manage our growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures, and controls, as well as hire additional employees or pay higher salaries to retain existing employees, to maintain credit quality, control costs and oversee the Company’s operations. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, fintech companies, including those related to digital currencies or cryptocurrencies (including stablecoins), money market funds and other mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. In addition, some have competitive advantages such as the credit union exemption from paying federal income tax. Moreover, competition with fintech companies may be particularly intense, due to, among other things, differing regulatory environments. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as Northwest Bank. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. Our profitability depends upon our ability to successfully compete in our market areas.

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

The Board of the Company has a Risk Management Committee, consisting of wholly independent directors chartered, among other items, with a focus on cybersecurity risk. Furthermore, management of the Company has both an Enterprise Risk Management Committee and an Operational Risk Management Committee, both of which are comprised of the most senior members of management, including the Chief Executive Officer, Chief Information Officer (“CIO”), and Chief Information Security Officer. The Operating Risk Management Committee and the ERMC meets quarterly, or more frequently if needed. Material items related to cybersecurity are reported to the Risk Management Sub-Committee. The Company also engages outside consultants to support its cybersecurity efforts. The directors of the Company have modest experience in cybersecurity risk management in other business entities comparable to the Company and rely on members of management, including, but not limited to, the CISO, CIO, Chief Operational Risk Management Officer, Chief Technology Officer and Chief Data Officer, for cybersecurity guidance.

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

The economy is subject to worldwide events, such as geopolitical tensions in Europe, the Middle East, and Latin America, as well as domestic events, any or all of which could impact inflationary pressures and interest rates to dampen demand. The current U.S. administration has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created concerns over an increase in inflation and a slowdown in economic growth. These and other political and market developments are affecting and could continue to affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Climate-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.

There continues to be concern, including on the part of state regulators, regarding climate change and its impacts. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy. Both physical risks and transition risks associated with climate change could have negative impacts on the financial condition or creditworthiness of our customers, and on its exposure to those customers. Physical risks include the increased frequency or severity of acute weather events, such as floods, wildfires and tropical cyclones, and chronic shifts in the climate, such as persistent changes in precipitation levels, rising sea levels, or increases in average ambient temperature. Transition risks arise from societal adjustment to a low-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate.

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

Further, there is increased public, investor, activist, legislative, and regulatory scrutiny of climate change-related policies, goals and disclosures. Our stakeholders may disagree with these policies and goals or, conversely, believe that these policies and goals are insufficient. This may lead to a decrease in demand for our products and services or damage to our reputation. We may also incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters. In addition, there are and will continue to be challenges related to capturing, verifying, analyzing and disclosing climate-related data that is subject to measurement uncertainties.

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

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities. During the year ended December 31, 2025, we incurred other comprehensive income of $34 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2025, we had $90 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $239 million of loans outstanding to municipalities and political subdivisions. State and local governments may experience financial stress due to: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Additionally, the debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance. These challenges have led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given current market conditions, this sector has an enhanced level of credit risk.

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

As the financial services industry evolves, consumers may find debit card services to be less attractive than traditional or other financial services. Consumers might not use debit card services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit card services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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

Provisions in our articles of incorporation and bylaws may prevent or impede holders of our common stock from obtaining representation on our Board of Directors and may make takeovers of the Company more difficult. As a result, our stockholders may not have the opportunity to participate in such a transaction, which could provide a premium over the prevailing price of our common stock. The provisions that may discourage takeover attempts or make them more difficult include that our Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Our articles of incorporation include a provision that no person will be entitled to vote any shares of our common stock in excess of 10% of our outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us. In addition, our articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. Additionally, in certain instances, the Maryland General Corporation Law requires a super majority vote of our stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of our directors.

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

As of December 31, 2025, we held $700 million of deposits from municipalities throughout Pennsylvania, Ohio, and Indiana. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient liquidity to respond to the needs of depositors and borrowers. As such, we utilize a diverse set of funding sources in addition to core deposits. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans and securities, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to maintain timely access to these additional funding sources. Our financial flexibility will be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We maintain an enterprise risk management program designed to identify, assess, and mitigate risks across the Company, including credit, market, treasury, operational, compliance, model and data, strategic and reputational risks. Cybersecurity is a critical component of this program due to our reliance on technology and the potential for system failures, interruptions, and cybersecurity incidents that could disrupt business operations or compromise confidential, personal, sensitive, or proprietary information.

Our cybersecurity risk management program integrates people, technology, and processes and is intended to comply with the Interagency Guidelines Establishing Information Security Standards promulgated under the Gramm‑Leach‑Bliley Act (GLBA), 12 CFR Part 364, Appendix B. The program includes:

•Governance and policies: Information security, data protection, privacy, third‑party risk management, business continuity and disaster recovery, and incident response.
•Controls and processes: A control framework designed to govern, identify, protect, detect, respond, and recover from system failures, interruptions, and cybersecurity incidents.
•Framework alignment: Operations informed by industry best practices and recommendations from the National Institute of Standards and Technology (NIST) Cybersecurity Framework, Federal Financial Institutions Examination Council (FFIEC) guidance, and Center for Internet Security (CIS) Benchmarks.
•Technology and operations: Preventive and detective tooling to monitor, block, and alert on suspicious activity across our environment, including email gateways and remote connections.
•Training and exercises: Regular employee education, tabletop exercises, and recovery and resilience testing.

We regularly collaborate with peer institutions, industry groups, and policymakers to discuss cybersecurity trends and issues and to identify evolving best practices. Our cybersecurity program is periodically reviewed to address changing threats, technologies, regulatory expectations, and business conditions.

Governance

Our Chief Information Security Officer (CISO) is accountable for delivering our enterprise cybersecurity program and reports to the Chief Information Officer (CIO), who reports to the Chief Executive Officer. The CISO also provides periodic updates to the Enterprise Risk Management Committee and to our Board of Directors, as described below.

The cybersecurity department encompasses privacy, resiliency, cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity and access governance, and the evaluation of third‑party risk management and business resilience as they relate to the cybersecurity program. The department is comprised of cybersecurity professionals with varying education and experience and is generally subject to professional education and certification requirements. Our CISO has substantial relevant expertise and formal training with 25+ years of cybersecurity and IT experience across the financial services, retail, and insurance sectors.

The Operational Risk Management Committee meets at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage cybersecurity risks. More frequent meetings occur, as needed, pursuant to our incident response plan. The CISO reports summaries of key issues—including significant system failures, interruptions, or cybersecurity incidents—to management committees, and the Chief Operational Risk Officer reports summaries of key cybersecurity risks to the Risk Committee of the Board of Directors on a quarterly basis.

At least annually, the CISO reports directly to the Board of Directors on the overall status of the cybersecurity program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to risk assessments, risk management and control decisions, service provider arrangements, testing results, and system failures, interruptions, or cybersecurity incidents are discussed along with management’s responses and recommendations for program changes.

Third-party risk management

We rely on third‑party vendors to support our operations, many of whom—particularly within financial services—have access to confidential, personal, sensitive, and proprietary information. To mitigate cyber, privacy, and operational risks associated with third‑party relationships, we maintain a Third‑Party Risk Management Program implemented through Board‑approved policies. The program includes a detailed onboarding process and periodic reviews of third parties with access to confidential, personal, sensitive, or proprietary information, consistent with the FDIC Interagency Guidance on Third‑Party Relationships: Risk Management. The program is audited periodically in accordance with our Board‑approved internal audit plan.

Testing, Audits, and Assessments

We leverage internal auditors, third‑party assessors, and independent sources to periodically review processes, systems, and controls associated with our cybersecurity program. These reviews include assessments of control design and operating effectiveness and recommendations to strengthen the program. Regular internal monitoring is integral to our risk assessment process and includes testing of key controls, systems, and procedures. In addition, independent third‑party penetration testing of the effectiveness of security controls and preparedness measures is conducted at least annually. Management determines the scope and objectives of the penetration testing.

Incident Response and Business Resiliency

We maintain an Incident Response Plan and a Crisis Management Plan (collectively, the “Plans”) that provide a documented framework for responding to actual or potential system failures, interruptions, or cybersecurity incidents, including timely notification to, and escalation within, appropriate Board‑approved management committees. The Plans are coordinated by the Business Resiliency Manager and Major Incident Manager—who report to the CISO and CIO, respectively—and embed key members of management by design. The Plans facilitate cross‑functional coordination and are evaluated at least annually.

Integral elements of the Plans include:

•Establishing the appropriate team(s) and sub‑teams to address specific system failures, interruptions, or cybersecurity incidents.
•Coordinating incident and crisis management activities, including documented procedures for response and remediation.
•Conducting post‑incident reviews to evaluate response effectiveness and remediate identified gaps.
•Providing training and conducting periodic exercises to promote preparedness and awareness.
•Reviewing the Plans at least annually, or upon material changes in business practices that may reasonably affect incident response procedures.

Monitoring and Workforce Considerations

We actively monitor inbound and outbound internet connections and email for malicious content and employ controls to monitor remote connections, recognizing that a significant portion of our workforce may work remotely.

Incident History and Materiality

To date, the Company has not, to its knowledge, experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company. We maintain processes designed to identify and assess the materiality of cybersecurity threats and incidents, including escalation protocols to management committees and the Board where appropriate.

Limitations and Risk Considerations

Notwithstanding our defensive measures and processes, the threats posed by system failures, interruptions, or cybersecurity incidents are significant and continually evolving. For further discussion of risks from cybersecurity threats, refer to Item 1A. Risk Factors—Risks Related to Operational Matters.

ITEM 2.    PROPERTIES

As of December 31, 2025, our Company's headquarters were located in Columbus, Ohio and the Bank's headquarters were located in Warren, Pennsylvania. We conducted our business through 94 full-service offices and 8 free-standing drive-up locations throughout our market area in central and western Pennsylvania, 27 full-service offices and 1 free-standing drive-up location in western New York, 10 full-service offices and 1 free-standing drive-up location in north eastern Ohio, and 20 full-service offices in Indiana. At December 31, 2025, our premises and equipment had an aggregate net book value of approximately $140 million.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NWBI”. As of February 18, 2026, we had 22 registered market makers, 10,434 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 146,139,471 shares outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2025.

On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the year ended December 31, 2025, we did not repurchase any shares and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2020 and December 31, 2025, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph. We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Northwest Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank

	At December 31,
	2020	2021	2022	2023	2024	2025
Northwest Bancshares, Inc.	100.00	117.82	123.23	117.83	132.72	128.95
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Bank	100.00	141.27	118.42	126.63	155.92	166.91

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

Our net income was $126 million, or $0.92 per diluted share, for the year ended December 31, 2025 compared to $100 million, or $0.79 per diluted share, for the year ended December 31, 2024, and $135 million, or $1.06 per diluted share, for the year ended December 31, 2023. The provision for credit losses was $56 million for the year ended December 31, 2025 compared to $25 million for the year ended December 31, 2024, and $23 million for the year ended December 31, 2023.

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements. The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document. The information at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 is derived in part from the audited Consolidated Financial Statements that appear in this document.

	At December 31,
	2025	2024
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$16,766,617	14,408,224
Cash and cash equivalents	233,647	288,378
Marketable securities held-to-maturity	124,465	124,462
Marketable securities available-for-sale	178,261	120,237
Mortgage-backed securities held-to-maturity	558,904	626,124
Mortgage-backed securities available-for-sale	1,408,121	988,707
Loans held-for-sale	22,437	76,331
Loans receivable, net of allowance for credit losses:
Residential mortgage loans	3,090,234	3,163,922
Home equity loans	1,501,383	1,144,551
Consumer loans	2,533,128	1,970,813
Commercial real estate loans	3,233,989	2,801,652
Commercial loans	2,498,370	1,982,257
Total loans receivable, net	12,857,104	11,063,195
Deposits	13,943,017	12,144,554
Borrowed funds	446,283	200,331
Subordinated debt	114,800	114,538
Shareholders’ equity	1,890,424	1,596,856

	For the years ended December 31,
	2025	2024	2023
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$749,668	669,196	587,922
Total interest expense	224,266	233,618	152,239
Net interest income	525,402	435,578	435,683
Provision for credit losses	55,584	24,505	22,874
Net interest income after provision for credit losses	469,818	411,073	412,809
Noninterest income	129,268	87,010	113,823
Noninterest expense	436,296	368,537	351,554
Income before income taxes	162,790	129,546	175,078
Income tax expense	36,777	29,268	40,121
Net income	$126,013	100,278	134,957
Earnings per share:
Basic	$0.93	0.79	1.06
Diluted	$0.92	0.79	1.06

	At or for the year ended December 31,
	2025	2024	2023
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7)	0.82%	0.70%	0.95%
Return on average equity (2), (5), (6), (7)	7.27%	6.41%	8.94%
Average capital to average assets	11.31%	10.87%	10.58%
Capital to total assets	11.27%	11.08%	10.76%
Tangible common equity to tangible assets (8)	8.64%	8.65%	8.30%
Net interest rate spread (3)	3.13%	2.66%	2.86%
Net interest margin (4)	3.69%	3.26%	3.28%
Net interest income to noninterest expense (5), (6), (7)	1.20X	1.18x	1.24x
Noninterest expense to average assets (5), (6), (7)	2.85%	2.56%	2.46%
Efficiency ratio (5), (6), (7)	66.64%	70.52%	63.98%
Noninterest income to average assets	0.84%	0.60%	0.80%
Dividend payout ratio	86.96%	101.27%	75.47%
Nonperforming loans to net loans receivable	0.84%	0.56%	0.86%
Nonperforming assets to total assets	0.64%	0.54%	0.67%
Allowance for credit losses to nonperforming loans	139.18%	188.24%	129.01%
Allowance for credit losses to loans receivable	1.15%	1.04%	1.10%
Average interest-earning assets to average interest-bearing liabilities	1.36X	1.35x	1.37x
Number of banking offices	161	141	142
(1)Represents net income divided by average assets.
(2)Represents net income divided by average equity.
(3)Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on a fully taxable equivalent (“FTE”) basis).
(4)Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5) 2023 includes $6.7 million in merger, asset disposition and restructuring expense.
(6) 2024 includes $5.8 million in merger, asset disposition and restructuring expense and a $39.4 loss on sale of investments.
(7) 2025 includes $42.8 million in merger, asset disposition and restructuring expense and $20.7 million of CECL day 1 provision expense.
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

	As of December 31,
	2025	2024	2023
Tangible common equity to assets
Total shareholders’ equity	$1,890,424	$1,596,856	1,551,317
Less: goodwill and intangible assets	(483,997)	(383,834)	(386,287)
Tangible common equity	$1,406,427	$1,213,022	1,165,030

Total assets	$16,766,617	$14,408,224	14,419,105
Less: goodwill and intangible assets	(483,997)	(383,834)	(386,287)
Tangible assets	$16,282,620	$14,024,390	14,032,818

Tangible common equity to tangible assets	8.64%	8.65%	8.30%

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

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions as well as the reasonable and supportable forecasting periods that are incorporated in our estimate of credit losses. Therefore, as the macroeconomic environment and related forecasts change or decisions are made to shorten or lengthen the forecasting period, the allowance for credit losses may change materially. The following sensitivity analyses does not represent management’s expectations of the deterioration of our portfolios or the economic environment, but is provided as a hypothetical scenario to assess the sensitivity of the allowance for credit losses to changes in key inputs. We utilized a multi-scenario based macroeconomic forecast in determining the December 31, 2025 allowance for credit losses, which included a weighting of three scenarios: an upside scenario, a baseline scenario and a downside scenario. We placed the most weight on the baseline scenario, with the remaining weight split evenly between the upside and downside scenarios. If we placed 100% weighting on the downside scenario, the quantitative allowance for credit losses would have been approximately $89 million higher.

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

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans". This ASU amends the accounting for acquired loans (excluding credit cards) by expanding the scope of acquired financial assets subject to the gross-up approach under ASC 326, for assets that meet certain criteria at acquisition referred to as purchased seasoned loans. The ASU also provides for an irrevocable accounting policy election to measure the ACL on purchased seasoned loans using the amortized cost basis, rather than unpaid principal balance, if a method other than a discounted cash flow method is utilized to estimate expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. This guidance will impact our Consolidated Financial Statements on a prospective basis only when loans are acquired.

In November 2025, the FASB issued ASU 2025-09. "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU more closely aligns hedge accounting with the economics of an entity’s risk management activities. The revised guidance allows for individually forecasts transactions with similar risk exposure to be hedged in a group, enables the hedging of the variable price components of forecasted purchases or sales of nonfinancial assets, introduces a model for hedging interest payments on debt instruments with multiple rate options and allows a borrower to select a documented interest rate index and/or tenor without automatically discontinuing hedge accounting. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. We do not believe this guidance will have a material impact on the Company's financial statements.

Other Developments

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act(“the Act”). The enactment of the Act did not have a material impact on the company's financial statements.

Acquisition of Penns Woods

On July 25, 2025, the Company completed its acquisition of Penns Woods, pursuant to the Merger Agreement. In accordance with the Merger Agreement, the Company and Penns Woods completed the Merger. Immediately after the Effective Time, Penns Woods’ wholly-owned subsidiary banks, Luzerne Bank, a Pennsylvania-chartered state bank, and Jersey Shore State Bank, a Pennsylvania-chartered state bank, merged with and into Northwest Bank, with Northwest Bank as the surviving bank in the subsidiary bank mergers. Under the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of Penns Woods’ common stock, $5.55 par value, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares (as provided for in the Merger Agreement), converted, in accordance with the procedures set forth in the Merger Agreement, into a right to receive 2.385 shares of common stock, $0.01 par value, of the Company.

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s year to date 2025 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the prior year results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded preliminary goodwill of $63 million and core deposit intangibles of $42 million related to the acquisition.

Balance Sheet Analysis

Assets. Total assets at December 31, 2025 were $16.8 billion, increasing by $2.4 billion from December 31, 2024. This increase in assets was driven by the addition of the Penns Woods assets. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $55 million, or 19%, to $234 million at December 31, 2025, from $288 million at December 31, 2024. This decrease was primarily due to these funds being invested in higher yielding loans and marketable securities.

Marketable securities. Marketable securities increased to $2.3 billion at December 31, 2025 from $1.9 billion at December 31, 2024. Available-for-sale marketable securities increased $477 million driven by the acquisition of Penns Woods which included $160 million in marketable securities, of which, $82 million were immediately sold. Additional increases were driven by the purchase of additional securities and the improvement of our unrealized loss position. Held-to-maturity securities decreased $67 million driven by maturities and regular monthly cash flows.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2025		2024
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through	$407,377	400,700	237,892	220,417
Variable rate pass-through	3,015	3,079	3,738	3,789
Fixed rate agency CMOs	1,063,820	958,681	852,648	719,833
Variable rate agency CMOs	45,635	45,661	44,740	44,668
Total residential mortgage-backed securities available-for-sale	1,519,847	1,408,121	1,139,018	988,707
Marketable securities available-for-sale:
U.S. Government, agency and GSEs	45,340	37,959	45,411	35,509
Municipal securities	90,139	83,268	68,807	58,627
Corporate debt issues	55,652	57,034	25,429	26,101
Total marketable securities available-for-sale	$1,710,978	1,586,382	1,278,665	1,108,944

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2025		2024
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through	$118,614	106,253	132,816	112,635
Variable rate pass-through	310	313	364	365
Fixed rate agency CMOs	439,452	382,686	492,415	414,426
Variable rate agency CMOs	528	526	529	524
Total residential mortgage-backed securities held-to-maturity	558,904	489,778	626,124	527,950
Marketable securities held-to-maturity:
U.S. Government and agencies	124,465	116,151	124,462	109,998
Total marketable securities held-to-maturity	$683,369	605,929	750,586	637,948

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2025	2024
	(In thousands)
Residential mortgage-backed securities:
FNMA	$490,200	443,354
GNMA	858,333	668,668
FHLMC	618,489	502,805
Other (including non-agency)	3	4
Total residential mortgage-backed securities	$1,967,025	1,614,831

Marketable Securities Portfolio Maturities and Yields. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our marketable securities and mortgage-backed securities portfolios at December 31, 2025. The annualized weighted average yields are calculated by taking the interest of the marketable securities divided by the amortized cost. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Marketable securities available-for-sale:
Government sponsored entities	$—	—%	$1,040	4.17%	$996	5.19%	$—	—%	$2,036	2,047	4.67%
U.S. Government and agency obligations	—	—%	—	—%	1,631	5.23%	41,673	1.28%	43,304	35,912	1.43%
Municipal securities	1,810	4.64%	10,876	4.04%	25,111	3.55%	52,342	1.81%	90,139	83,268	2.62%
Corporate debt issues	500	4.58%	4,716	6.90%	46,436	6.87%	4,000	5.96%	55,652	57,034	6.79%
Total marketable securities available-for-sale	2,310	4.63%	16,632	4.86%	74,174	5.69%	98,015	1.75%	191,131	178,261	3.58%
Residential mortgage-backed securities available-for-sale:
Pass-through certificates	3,015	5.77%	1,210	4.20%	5,294	5.05%	400,873	4.62%	410,392	403,779	4.64%
CMOs	45,635	4.81%	5,915	1.26%	7,474	5.09%	1,050,431	3.15%	1,109,455	1,004,342	3.22%
Total residential mortgage-backed securities available-for-sale	48,650	4.87%	7,125	1.76%	12,768	5.07%	1,451,304	3.56%	1,519,847	1,408,121	3.60%
Marketable securities held-to-maturity:
U.S. Government and agency obligations	16,478	1.00%	107,988	1.00%	—	—%	—	—%	124,466	116,151	1.00%
Total investment securities held-to-maturity	16,478	1.00%	107,988	1.00%	—	—%	—	—%	124,466	116,151	1.00%
Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	310	5.35%	20,152	1.31%	16,589	1.36%	81,873	1.28%	118,924	106,566	1.31%
CMOs	528	4.75%	16,602	0.77%	—	—%	422,850	2.18%	439,980	383,212	2.13%
Total residential mortgage-backed securities held-to-maturity	838	4.97%	36,754	1.07%	16,589	1.36%	504,723	2.03%	558,904	489,778	1.95%
Total marketable securities and mortgage-backed securities	$68,276	3.93%	$168,499	1.43%	$103,531	4.92%	$2,054,042	3.09%	$2,394,348	2,192,311	3.08%

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

Loans Receivable. Gross loans receivable increased by $1.8 billion, or 16%, to $13.0 billion at December 31, 2025, from $11.2 billion at December 31, 2024. Our personal banking loan portfolio increased by $849 million, or 13%, to $7.2 billion at December 31, 2025 from $6.3 billion at December 31, 2024. Commercial banking increased by $978 million, or 20%, to $5.8 billion at December 31, 2025 from $4.9 billion at December 31, 2024. These increases are primarily driven by the Penns Woods acquisition of $1.8 billion in loans.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$3,100,780	23.8%	$3,178,269	28.4%
Home equity loans	1,507,532	11.6%	1,149,396	10.3%
Vehicle loans	2,426,636	18.7%	1,870,843	16.7%
Consumer loans (1)	137,254	1.1%	124,242	1.1%
Total Personal Banking	7,172,202	55.2%	6,322,750	56.5%

Commercial Banking:
Commercial real estate	2,915,696	22.4%	2,495,726	22.3%
Commercial real estate - owner occupied	381,206	2.9%	354,136	3.2%
Commercial loans	2,538,212	19.5%	2,007,402	18.0%
Total Commercial Banking	5,835,114	44.8%	4,857,264	43.5%
Total loans receivable, gross	13,007,316	100.0%	11,180,014	100.0%

Total allowance for credit losses	(150,212)		(116,819)
Total loans receivable, net	$12,857,104		$11,063,195
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2025. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which the contractual repayment is due or they contractually mature, if interest only, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2025 (In thousands)	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$145,159	523,203	1,203,439	1,225,837	3,097,638
Home equity loans	112,790	389,049	715,248	290,627	1,507,714
Consumer loans	632,305	1,690,611	174,284	—	2,497,200
Total Personal Banking	890,254	2,602,863	2,092,971	1,516,464	7,102,552

Commercial Banking:
Commercial real estate loans	626,528	1,506,393	973,392	231,543	3,337,856
Commercial loans	733,012	1,679,020	146,277	953	2,559,262
Total Commercial Banking	1,359,540	3,185,413	1,119,669	232,496	5,897,118

Total Loans	$2,249,794	5,788,276	3,212,640	1,748,960	12,999,670

Net unearned income and unamortized premiums and discounts					7,646
Total loans receivable					13,007,316

The following table sets forth at December 31, 2025, the dollar amount of all fixed-rate loans due one year or more after December 31, 2025.

At December 31, 2025 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$505,511	1,116,440	1,144,752	2,766,703
Home equity loans	313,675	390,145	36,946	740,766
Consumer loans	1,676,595	171,800	—	1,848,395
Total Personal Banking	2,495,781	1,678,385	1,181,698	5,355,864

Commercial Banking:
Commercial real estate loans	415,614	63,041	7,898	486,553
Commercial loans	366,821	48,947	181	415,949
Total Commercial Banking	782,435	111,988	8,079	902,502

Total Loans	$3,278,216	1,790,373	1,189,777	6,258,366

The following table sets forth at December 31, 2025, the dollar amount of all adjustable-rate loans due one year or more after December 31, 2025. Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2025 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$17,693	86,999	81,085	185,777
Home equity loans	75,374	325,103	253,681	654,158
Consumer loans	14,016	2,484	—	16,500
Total Personal Banking	107,083	414,586	334,766	856,435

Commercial Banking:
Commercial real estate loans	1,090,779	910,351	223,645	2,224,775
Commercial loans	1,312,199	97,329	772	1,410,300
Total Commercial Banking	2,402,978	1,007,680	224,417	3,635,075

Total Loans	$2,510,061	1,422,266	559,183	4,491,510

The following table provides the various loan sectors in our commercial real estate portfolio at December 31, 2025:

December 31, 2025
Property type	Percent of portfolio
Retail Building	10.2%
5 or More Unit Dwelling	9.5
Commercial Office Building - non-owner occupied	7.5
Nursing Home	7.1
Manufacturing & Industrial Building	5.2
Commercial office building - owner occupied	3.2
Residential acquisition & development - 1-4 family, townhouses and apartments	3.0
Multi-use building - commercial, retail and residential	2.7
Warehouse/storage building	2.6
Multi-use building - office and warehouse	2.5
Other Medical Facility	2.2
All Other Types	44.3
Total	100.0%
The following table describes our commercial real estate portfolio by state at December 31, 2025:

December 31, 2025
State	Percent of portfolio
New York	46.4%
Pennsylvania	24.7
Ohio	15.2
Indiana	4.9
All other	8.8
Total	100.0%

Deposits. Total deposits increased by $1.8 billion, or 15%, to $13.9 billion at December 31, 2025 from $12.1 billion at December 31, 2024. This increase was driven by the Penns Woods acquisition which resulted in an additional $1.6 billion in deposits.

As of December 31, 2025, we had $193 million of brokered deposits, which made up 7% of our time deposits and 1% of our total deposit balance at year end. The balance carried an average all-in cost of 4.99% and an average original term of 7.45 months. These purchases were through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at year end we had $941 million of deposits through our participation in the Intrafi Network Deposits and R&T Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC insurance coverage above the insurance coverage available to our depositors at a single FDIC-insured institution, by placing multiple interest-bearing demand accounts at other member banks and Northwest receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.00%.

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2025			2024
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$2,366,513	17.0%	1.10%	$2,171,251	17.9%	1.12%
Demand deposits	6,118,988	43.9%	0.52%	5,287,919	43.5%	0.52%
Money market deposit accounts	2,540,818	18.2%	1.70%	2,007,739	16.5%	1.72%
Time deposits:
Maturing within 1 year	2,826,421	20.3%	3.41%	2,547,129	21.0%	4.08%
Maturing 1 to 3 years	73,906	0.5%	1.15%	109,727	0.9%	1.96%
Maturing more than 3 years	16,371	0.1%	0.40%	20,789	0.2%	0.46%
Total certificates	2,916,698	20.9%	3.37%	2,677,645	22.1%	4.46%
Total deposits	$13,943,017	100.0%	1.43%	$12,144,554	100.0%	1.69%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2025.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$9,272,338	66.5%
New York	2,988,701	21.5%
Ohio	687,075	4.9%
Indiana	994,903	7.1%
Total	$13,943,017	100.0%

The following table indicates the amount of our certificates of deposits of $250,000 or more by time remaining until maturity at December 31, 2025.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$218,916
Over three months through six months	264,455
Over six months through twelve months	106,896
Over twelve months	6,672
Total	$596,939

At December 31, 2025 and 2024, we had total deposits in excess of $250,000 per depositor per account ownership category (the limit for FDIC insurance) of $2.0 billion and $1.9 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table provides details regarding the Company’s uninsured deposits portfolio:

	As of December 31, 2025
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,737,960	26.8%	6,289
Less intercompany deposit accounts	1,339,304	9.6%	12
Less collateralized deposit accounts	435,258	3.1%	260
Uninsured deposits excluding intercompany and collateralized accounts	$1,963,398	14.1%	6,017
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $42.4 million, or 0.31% of total deposits, as of December 31, 2025. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $236.3 million, or 1.69% of total deposits, as of December 31, 2025. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $326,000 as of December 31, 2025.

Borrowings. Borrowings increased by $246 million, or 78%, to $561 million at December 31, 2025 from $315 million at December 31, 2024. This increase was primarily attributable to the acquired long term borrowings and additional short term borrowings to fund loan and securities growth.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2025	2024
	(Dollars in thousands)
FHLB borrowings:
Average balance outstanding	$268,331	254,033
Maximum outstanding at end of any month during year	437,569	493,300
Balance outstanding at end of year	438,051	175,000
Weighted average interest rate during year	4.39%	5.49%
Weighted average interest rate at end of year	4.02%	4.64%

Collateralized borrowings:
Average balance outstanding	$19,307	26,061
Maximum outstanding at end of any month during year	22,988	35,278
Balance outstanding at end of year	8,232	22,323
Weighted average interest rate during year	1.65%	1.71%
Weighted average interest rate at end of year	1.55%	1.73%

Collateral received:
Average balance outstanding	$8,285	31,326
Maximum outstanding at end of any month during year	30,950	55,900
Balance outstanding at end of year	—	3,008
Weighted average interest rate during year	4.37%	5.35%
Weighted average interest rate at end of year	—%	4.65%

Subordinated borrowings:
Average balance outstanding	$114,705	114,378
Maximum outstanding at end of any month during year	114,800	114,538
Balance outstanding at end of year	114,800	114,538
Weighted average interest rate during year	5.16%	4.00%
Weighted average interest rate at end of year	7.60%	4.00%

Total borrowings:
Average balance outstanding	$410,628	425,798
Maximum outstanding at end of any month during year	560,601	681,027
Balance outstanding at end of year	561,083	314,869
Weighted average interest rate during year	4.48%	4.85%
Weighted average interest rate at end of year	4.69%	4.20%

Shareholders’ equity. Total shareholders’ equity at December 31, 2025 was $1.89 billion, or $12.94 per share, an increase of $294 million, or 18.4%, from $1.60 billion, or $12.52 per share, at December 31, 2024. This increase was the result stock issued as part of our Penns Woods merger of 230 million, net income of $126 million for the year ended December 31, 2025, as well as a decrease in accumulated other comprehensive loss of $40 million due primarily to a decrease in unrealized loss in the available-for-sale investment portfolio. These changes were partially offset by $110 million of cash dividend payments during the year ended December 31, 2025.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024
Net Income

Net income for the year ended December 31, 2025 was $126 million, or $0.92 per diluted share, an increase of $26 million, or 26%, from $100 million, or $0.79 per diluted share, for the year ended December 31, 2024. The increase in net income resulted, primarily from an increase in net interest income of 90 million, or 21%, resulting primarily from an increase in interest earning assets driven by the Penns Woods acquisition. Additionally, contributing to the increase in net income was an increase in noninterest income of $42 million, or 49%, resulting from a loss on investment sale as part of our securities portfolio restructure in the prior year. Offsetting these increases was an increase in noninterest expense of $68 million or 18%, an increase in the provision for credit losses of $31 million, or 127%, and an increase in income taxes of $8 million or 26%. Net income for the year ended December 31, 2025 represents a return on average equity and average assets of 7.27% and 0.82%, respectively, compared to 6.41% and 0.70% for the year ended December 31, 2024. A discussion of significant changes follows.

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

Net Interest Income (FTE)
$393,931
$423,469
$438,864
$439,083
$529,237
2.98%
3.20%
3.28%
3.26%
3.69%
2021
2022
2023
2024
2025
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for 2025 was $525 million, which increased $90 million compared to 2024. Net interest income (FTE) was $529 million for 2025 and net interest margin (FTE) was 3.69%. Compared to the prior year, net interest income (FTE) increased $90 million and net interest margin (FTE) increased by forty-three basis points. The increase in net interest income (FTE) and net interest margin (FTE) was driven by an increase in interest income resulting from an increase in average earning assets from the Penns Woods acquisition coupled with higher earning asset yields which was offset by an increase in interest expense due to an increase in the average balance interest bearing liabilities from the Penns Woods acquisitions which was slightly offset by a lower costs of funding.

Average Loans
$10,240
$10,319
$11,100
$11,285
$12,001
3.83%
3.97%
4.92%
5.48%
5.70%
2021
2022
2023
2024
2025
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments

$2,055
$2,350
$2,180
$2,026
$2,102
1.33%
1.59%
1.80%
2.25%
2.78%
2021
2022
2023
2024
2025
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$12,113
$11,993
$11,587
$12,025
$12,833
0.16%
0.12%
0.91%
1.71%
1.55%
2021
2022
2023
2024
2025
Average deposits (in millions)
Yield on average total deposits

Average Borrowings
$135
0.46%
$212
2.14%
$692
4.76%
$309
4.50%
$284
3.89%
2021
2022
2023
2024
2025
Average borrowings (in millions)
Yield on average total borrowings

Average loans receivable increased $715 million, or 6%, from the year ended December 31, 2024. This increase was driven by the acquisition of Penns Woods which resulted in an additional $1.8 billion in loans. Interest income on loans receivable increased by $66 million, or 11%, from 2024 driven by the Penns Woods acquisition and a loan mix shift towards higher yielding commercial loans, including the accretion of loan fair value marks from the acquisition, and an interest recovery of $13.1 million on a non-accrual commercial real estate loan payoff during the first quarter of 2025.

Average investments increased 4% from the year ended December 31, 2024 driven by the Penns Woods acquisition and a targeted increase in the overall securities portfolio during the year through the reinvestment of cash flows from regular principal payments and maturities. Interest income on investment securities increased by $13 million, or 28%, from the year ended December 31, 2024 due to the increase in the average balance of investments and the increase in yield on investments (FTE) to 2.78% for 2025.

Average deposits grew 7% from 2024 driven by an increase in average balances from the Penns Woods acquisition. The average money market and non-interest bearing checking deposit accounts grew by $315 million and $236 million, respectively, from the year ended December 31, 2024. Additionally, interest-bearing checking deposit accounts and savings deposit accounts grew by $158 million and $136 million, respectively. This increase was partially offset by a $35 million decrease in time deposits balances. Interest expense on deposits decreased by $7 million, or 3%, from 2024 primarily attributable to the decrease in the average yield paid on deposits which was partially offset by the increase in average balance of deposit accounts.

Compared to the year ended December 31, 2024, average borrowings saw a 8% decrease primarily attributable to the strategic pay-down of wholesale borrowings which was partially offset by the acquisition of long-term borrowings from Penns Woods. The decrease in the average balance of borrowings resulted in a decrease in interest expense on borrowings by $3 million from 2024.

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

	For the years ended December 31,
	2025			2024			2023
	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $3,052, $2,928, and $2,477, respectively) (1), (2), (3)	$12,000,638	684,374	5.70%	$11,285,219	618,704	5.48%	$11,100,118	546,136	4.92%
Mortgage-backed securities (4)	1,816,835	50,623	2.79%	1,739,141	39,793	2.29%	1,822,375	32,886	1.80%
Investment securities (includes FTE adjustments of $784, $576, and $704, respectively) (4), (5)	285,355	7,776	2.72%	287,118	5,825	2.03%	357,436	6,312	1.77%
FHLB stock, at cost	25,549	2,037	7.97%	24,948	1,891	7.58%	39,467	2,868	7.27%
Interest-earning deposits	199,582	8,694	4.30%	126,097	6,487	5.15%	55,998	2,901	5.11%
Total interest-earning assets (includes FTE adjustments of $3,836, $3,504, and $3,181, respectively)	14,327,959	753,504	5.26%	13,462,523	672,700	5.00%	13,375,349	591,103	4.42%
Noninterest-earning assets (6)	1,006,230			922,648			894,415
Total assets	$15,334,189			$14,385,171			$14,269,809
Interest-bearing liabilities:
Savings deposits	$2,278,597	25,976	1.14%	$2,142,852	24,222	1.13%	$2,148,127	8,822	0.41%
Interest-bearing demand deposits	2,732,535	31,597	1.16%	2,574,810	27,394	1.06%	2,556,281	11,606	0.45%
Money market deposit accounts	2,281,300	43,248	1.90%	1,966,732	34,564	1.76%	2,183,583	24,734	1.13%
Time deposits	2,722,945	98,157	3.60%	2,758,157	119,312	4.33%	1,913,372	60,181	3.15%
Total interest-bearing deposits	10,015,377	198,978	1.99%	9,442,551	205,492	2.18%	8,801,363	105,343	1.20%
Borrowed funds (7)	284,212	11,044	3.89%	308,540	13,882	4.50%	691,636	32,903	4.76%
Subordinated debt	114,696	5,916	5.13%	114,355	4,592	4.02%	114,002	4,592	4.03%
Junior subordinated debentures	129,954	8,328	6.32%	129,695	9,652	7.32%	129,434	9,401	7.14%
Total interest-bearing liabilities	10,544,239	224,266	2.13%	9,995,141	233,618	2.34%	9,736,435	152,239	1.56%
Noninterest-bearing demand deposits (8)	2,818,078			2,582,540			2,785,279
Noninterest-bearing liabilities	237,963			244,036			237,810
Total liabilities	13,600,280			12,821,717			12,759,524
Shareholders’ equity	1,733,909			1,563,454			1,510,285
Total liabilities and shareholders’ equity	$15,334,189			$14,385,171			$14,269,809
Net interest income		529,238			439,082			438,864
Net interest rate spread (9)			3.13%			2.66%			2.86%
Net interest-earning assets/net interest margin (10)	$3,783,720		3.69%	$3,467,382		3.26%	$3,638,959		3.28%
Tax equivalent adjustment		3,836			3,504			3,181
Net interest income, GAAP basis		525,402			435,578			435,683
Ratio of average interest-earning assets to average interest-bearing liabilities	1.36X			1.35X			1.37X
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
(8)    Average cost of deposits was 1.55%, 1.71% and 0.91%, respectively.
(9)    Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(10)    Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11) Shown on a FTE basis and in consideration of applicable current federal, state and local tax rates.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2025 compared to 2024 and for the year ended December 31, 2024 compared to 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	Years ended December 31, 2025 vs. 2024			Years ended December 31, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)	Increase/(decrease) due to		Total increase/(decrease)

	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$24,870	40,800	65,670	62,421	10,147	72,568
Mortgage-backed securities	8,665	2,165	10,830	8,811	(1,904)	6,907
Investment securities	1,999	(48)	1,951	939	(1,426)	(487)
FHLB stock, at cost	99	47	146	124	(1,101)	(977)
Interest-earning deposits	(952)	3,158	2,206	(27)	3,613	3,586
Total interest-earning assets	34,681	46,122	80,803	72,268	9,329	81,597

Interest-bearing liabilities:
Savings deposits	207	1,547	1,754	15,459	(59)	15,400
Interest-bearing demand deposits	2,378	1,825	4,203	15,591	197	15,788
Money market deposit accounts	2,721	5,963	8,684	13,640	(3,810)	9,830
Time deposits	(19,886)	(1,269)	(21,155)	22,588	36,543	59,131
Borrowed funds	(1,893)	(945)	(2,838)	(1,786)	(17,235)	(19,021)
Subordinated debt	1,307	17	1,324	(14)	14	—
Junior subordinated debentures	(1,340)	16	(1,324)	232	19	251
Total interest-bearing liabilities	(16,506)	7,154	(9,352)	65,710	15,669	81,379
Net change in net interest income	$51,187	38,968	90,155	6,558	(6,340)	218

Provision for Credit Losses

	2021	2022	2023	2024	2025
Provision for credit losses - loans (in thousands)	(11,883)	17,860	18,664	27,679	56,849
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(3,905)	10,455	4,210	(3,174)	(1,265)
Annualized net charge-offs to average loans	0.20%	0.02%	0.11%	0.32%	0.25%

The provision for credit losses increased by $31 million, or 127%, compared to the year ended December 31, 2024. This increase included a $29 million increase in the provision for credit losses - loans and a $2 million increase in the provision for credit losses - unfunded commitments. This increase is due to the initial Day 1 provision from the Penns Woods merger of $21 million. Excluding the Day 1 provision for credit losses from the acquisition, the provision for credit losses for the year ended December 31, 2025 was $36 million, which increased from the prior year end primarily due to growth within our commercial lending portfolio and an increase in net charge-offs.

The increase in our provision for unfunded commitments is due to the Penns Woods acquisition offset by a decline based on the timing of organic origination and funding of commercial construction loans and lines of credit.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in collateral values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses”. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2025.

Noninterest Income

Noninterest Income
$142,889
$110,849
$113,823
$87,010
$129,268
27%
21%
21%
17%
20%
2021
2022
2023
2024
2025
Noninterest income (in thousands)
Noninterest income to total revenue

Breakdown of noninterest income for the year ended December 31,
		Change from 2024			Change from 2023
	2025	Amount	Percent	2024	Amount	Percent	2023
Noninterest income:
Gain/(loss) on sale of investments	$178	39,591	(100)%	$(39,413)	(31,106)	374%	$(8,307)
Gain on sale of mortgage servicing rights	—	—	NA	—	(8,305)	(100)%	8,305
Gain on sale of SBA loans	2,835	(984)	(26)%	3,819	2,019	112%	1,800
Service charges and fees	65,072	2,115	3%	62,957	3,743	6%	59,214
Trust and other financial services income	32,314	2,212	7%	30,102	2,818	10%	27,284
Income from bank-owned life insurance	12,772	6,445	102%	6,327	(2,261)	(26)%	8,588
Other operating income (1)	16,097	(7,121)	(31)%	23,218	6,279	37%	16,939
Total noninterest (loss)/income	$129,268	42,258	49%	$87,010	(26,813)	(24)%	$113,823
(1)    Other noninterest income includes the net gain on real estate owned, mortgage banking income, and other operating income. See the “Consolidated Statements of Income” in Item 1. Financial Statements of this report.

Noninterest income increased by $42 million, or 49% which was driven by a loss on sale of investments in 2024 of $39 million. Additionally, income from bank owned life insurance increased $6 million, resulting from a large claim recognized in 2025, service charges and fees increased $2 million, or 3%, driven by commercial loan fees and deposit related fees based on customer activity in the current year. Offsetting these increases was a decrease in other operating income of $7 million, or 31% driven by a gain on sale of Visa B shares and a gain on a low income housing tax credit investment in the prior year.

Noninterest Expense

Noninterest Expense (in thousands)
$348,815
$329,523
$351,554
$368,537
$436,296
2021
2022
2023
2024
2025

Breakdown of noninterest expense for the year ended December 31,
		Change from 2024			Change from 2023
	2025	Amount	Percent	2024	Amount	Percent	2023
Noninterest expense:
Compensation and employee benefits	$237,910	23,455	11%	$214,455	18,764	10%	$195,691
Premises and occupancy	31,399	1,930	7%	29,469	318	1%	29,151
Processing expense	58,489	(862)	(1)%	59,351	664	1%	58,687
Professional services	13,122	(1,761)	(12)%	14,883	(2,936)	(16)%	17,819
Merger, asset disposition and restructuring expense	42,787	37,024	642%	5,763	(986)	(15)%	6,749
Other operating expense (1)	52,589	7,973	18%	44,616	1,159	3%	43,457
Total noninterest (loss)/income	$436,296	67,759	18%	$368,537	16,983	5%	$351,554
(1)     Other noninterest expense includes collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, merger, asset disposition and restructuring expense, and other expenses. See the “Consolidated Statements of Income” in Item 1. Financial Statements of this report.

Noninterest expense increased $68 million, or 18%, from the year ended December 31, 2024. This increase was primarily attributable to an increase in merger, asset disposition and restructuring expense of $37 million, and a $3 million increase in other operating expense that is attributable to an increase in intangible amortization expense from the Penns Woods merger. Compensation and employee benefits expense increased $23 million, or 11%, for the year ended December 31, 2025 driven primarily by an increase in core compensation and benefits expense due to the addition of Penns Woods employees coupled with an increase in performance based incentive compensation expense. Partially offsetting this increase was a decrease in professional services expense which decreased $2 million, or 12% from the year ended December 31, 2024.

Income Taxes

The provision for income taxes increased by $8 million, or 26%, from the year ended December 31, 2024 primarily due to higher income before taxes. Our effective tax rate for the year ended December 31, 2025 and December 31, 2024 was 22.6%.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time that it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the principal balance, less any prior charge offs, the difference is charged against the allowance for credit losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against income.

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

	At December 31,
	2025	2024
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$10,001	4,931
Home equity loans	2,492	2,250
Vehicle loans	4,098	3,191
Consumer loans	795	776
Commercial real estate loans	31,723	7,702
Commercial real estate loans - owner occupied	1,022	—
Commercial loans	16,269	7,335
Total loans 90 days or more past due	$66,400	26,185
Total real estate owned (REO)	$76	35
Total loans 90 days or more past due and REO	66,476	26,220
Total loans 90 days or more past due to net loans receivable	0.52%	0.24%
Total loans 90 days or more past due and REO to total assets	0.40%	0.18%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$65,753	25,529
Nonaccrual loans - loans less than 90 days past due	41,530	35,872
Loans 90 days or more past due still accruing	646	656
Total nonperforming loans	107,929	62,057
Other nonperforming assets (1)	—	16,102
Total nonperforming assets	$108,005	78,194
(1)    Other nonperforming assets includes nonaccrual loans held for sale.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans, or other assets including other real estate owned, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as “special mention”. At December 31, 2025, we had 297 loans, with an aggregate principal balance of $193 million, designated as “special mention”.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2025	2024
	(In thousands)
Substandard assets	$453,432	322,025
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$453,432	322,025

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of December 31, 2025, we considered the most recent economic conditions and forecasts available. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $33 million, or 29%, to $150 million, or 1.15% of gross loans at December 31, 2025 from $117 million, or 1.04% of total loans, at December 31, 2024. This increase was the result of the increase in total loans of $1.8 billion, coupled with the increase in non-performing assets and substandard loans.

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

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ACL. Nonaccrual loans of $107 million, or 0.82% of total gross loans receivable at December 31, 2025, increased by $46 million, or 75%, from $61 million, or 0.55% of total gross loans receivable, at December 31, 2024. This increase was primarily related to the Penns Woods acquisition. As a percentage of average loans, net charge-offs decreased to 0.25% for the year ended December 31, 2025 compared to 0.32% due to certain commercial real estate loans that were written down to fair value prior to be transferred to held-for-sale as of December 31, 2024. Total charge-offs related to the loan sales and transfer to loans held-for-sale was a combined $15 million for December 31, 2024.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years ended December 31,
	2025	2024
	(Dollars in thousands)
Loans receivable	$13,007,316	11,180,014
Average loans outstanding	12,000,638	11,285,219
Allowance for credit losses
Balance at beginning of period	116,819	125,243
Initial allowance on loans purchased with credit deterioration	6,029	—
Provision for credit losses	56,849	27,679
Charge-offs:
Residential mortgage loans	(1,226)	(845)
Home equity loans	(1,580)	(1,736)
Vehicle loans	(8,828)	(8,809)
Consumer loans	(6,441)	(5,929)
Commercial real estate loans	(14,150)	(15,321)
Commercial real estate loans - owner occupied	(336)	—
Commercial loans	(7,095)	(14,462)
Total charge-offs	(39,656)	(47,102)
Recoveries:
Residential mortgage loans	724	1,472
Home equity loans	840	1,127
Vehicle loans	2,158	1,778
Consumer loans	1,638	1,591
Commercial real estate loans	3,414	3,480
Commercial real estate loans - owner occupied	84	38
Commercial loans	1,313	1,513
Total recoveries	10,171	10,999
Balance at end of period	$150,212	116,819
Allowance for credit losses as a percentage of loans receivable	1.15%	1.04%
Net charge-offs as a percentage of average loans outstanding:
Residential mortgage loans	0.02%	(0.02)%
Home equity loans	0.06%	0.05%
Vehicle loans	0.32%	0.37%
Consumer loans	3.70%	4.04%
Commercial real estate loans	0.34%	0.39%
Commercial real estate loans - owner occupied	0.01%	—%
Commercial loans	0.26%	0.72%
Total Average Loans Receivable	0.25%	0.32%
Allowance for credit losses as a percentage of nonperforming loans	139.18%	188.24%
Allowance for credit losses as a percentage of nonperforming assets	139.08%	149.40%

Allocation of Allowance for Credit Losses. The following tables set forth the allocation of the allowance for credit losses by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2025		2024
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$10,546	23.8%	$14,347	28.4%
Home equity loans	6,149	11.6%	4,845	10.3%
Vehicle loans	25,945	18.7%	22,389	16.7%
Consumer loans	4,817	1.1%	1,883	1.1%
Commercial real estate loans	58,234	22.4%	44,328	22.3%
Commercial real estate loans - owner occupied	4,679	2.9%	3,882	3.2%
Commercial loans	39,842	19.5%	25,145	18.0%
Total	$150,212	100.0%	$116,819	100.0%
(1)Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined by the FDIC and reviewed for adequacy during the FDIC’s regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity. Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, Northwest Bank’s liquidity ratio was 18.44% as of December 31, 2025. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.

Following the first quarter of 2023 bank failures, the Federal Reserve Board established the Bank Term Funding Program (“BTFP”) as an additional source of available liquidity to support depository institutions through pledging qualifying assets as collateral. In January 2024, the Federal Reserve Board announced it will stop extending loans under the BTFP after March 11, 2024. The Bank took steps to support readiness but did not participate in the BTFP. At December 31, 2025, Northwest Bank had $3.4 billion of additional borrowing capacity available with the FHLB of Pittsburgh, including a $250 million overnight line of credit, which had no balance at December 31, 2025, as well as $1.5 billion of borrowing capacity available with the Federal Reserve Bank and $369 million with four correspondent banks. We believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. We manage the pricing of our deposits to maintain a desired deposit balance. In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. There were no short-term interest-earning deposits at December 31, 2025. For additional information about our cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities. The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and net increase in deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2025, Northwest Bank had an outstanding balance of $438 million with the FHLB of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2025, our customers had $1.8 billion of unused lines of credit available and $358 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2025, totaled $2.8 billion. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $1.8 billion for the year ended December 31, 2025, increased by $165 million for the year ended December 31, 2024, and increased by $515 million for the year ended December 31, 2023.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2025, 2024 and 2023 were $4.4 billion, $3.2 billion, and $3.4 billion, respectively. Loan originations for the years ended December 31, 2025, 2024 and 2023 were $4.6 billion, $3.3 billion, and $4.2 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2025, 2024 and 2023 were $193 million, $207 million, and $204 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flows from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2025, 2024 and 2023 were $213 million, $147 million, and $169 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $148 million, $199 million, and $282 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares’ primary source of liquidity is the dividend payments it receives from Northwest Bank. During 2020, Northwest Bancshares, Inc. issued $125 million of subordinated debt. At December 31, 2025, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $158 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $110 million, $102 million, and $102 million for years the ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, stockholders’ equity totaled $1.9 billion. During 2025, our Board of Directors declared regular quarterly cash dividends totaling $0.80 per share of common stock.

Regulatory Capital Requirements. Northwest Bancshares, Inc. and Northwest Bank are required to meet minimum capital requirements and subject to “well capitalized” standards established by the Federal Reserve Board and FDIC, respectively. See “Item 1. Business—Supervision and Regulation—Federal Bank Holding Company Regulation—Capital Requirements and Prompt Corrective Action” and “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Prompt Corrective Action. At December 31, 2025, Northwest Bancshares, Inc. and Northwest Bank exceeded all regulatory minimum capital requirements and were considered to be “well capitalized”. The following table summarizes Northwest Bancshares and Northwest Bank’s total shareholders’ equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	Northwest Bancshares, Inc.		Northwest Bank
	At December 31,		At December 31,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Total shareholders’equity (GAAP capital)	$1,890,319	1,601,303	$1,962,095	1,595,639
Add: Accumulated other comprehensive loss	70,692	110,914	70,692	110,914
Add: Other deductions	—	(11,617)	—	(11,617)
Less: non-qualifying intangible assets	(456,691)	(357,799)	(452,570)	(353,706)
CET 1 capital	1,504,320	1,342,801	1,580,217	1,341,230
Additions to Tier 1 capital	—	125,845	—	—
Leverage or Tier 1 capital	1,504,320	1,468,646	1,580,217	1,341,230
Add: Tier 2 capital (1)	373,175	240,140	155,076	125,602
Total risk-based capital	$1,877,495	1,708,786	$1,735,293	1,466,832
Average assets for leverage ratio	$16,190,890	14,135,644	$16,178,523	14,123,417
Net risk-weighted assets including off-balance-sheet items	$12,402,262	10,627,925	$12,389,750	10,618,368
CET 1 capital ratio	12.129%	12.635%	12.754%	12.631%
Minimum requirement	4.500%	4.500%	4.500%	4.500%
Leverage capital ratio	9.291%	10.390%	9.767%	9.496%
Minimum requirement	4.000%	4.000%	4.000%	4.000%
Total risk-based capital ratio	15.138%	16.078%	14.006%	13.814%
Minimum requirement	8.000%	8.000%	8.000%	8.000%
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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2025.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$1,475	554	112	89	2,230
Term notes payable to the FHLB of Pittsburgh (2)	332,569	105,482	—	—	438,051
Collateralized borrowings (2)	8,232	—	—	—	8,232
Subordinated debentures (2)	—	—	114,800	—	114,800
Junior subordinated debentures (2)	—	—	—	130,093	130,093
Operating leases (3)	6,410	12,278	10,117	38,409	67,214
Total	$348,686	118,314	125,029	168,591	760,620
Commitments to extend credit	$358,076	—	—	—	358,076
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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2025, totaled $110 million, and originate adjustable-rate loans, which at December 31, 2025, totaled $5.6 billion or 43% of our gross loan portfolio. Of our $15.4 billion of interest-earning assets at December 31, 2025, $5.7 billion, or 37%, consisted of assets with adjustable rates of interest. When open market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit. At times, the Company may also use derivatives to adjust our interest rate risk profile. As of December 31, 2025 we had $175 million of cash flow hedges.

At December 31, 2025, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $71 million, representing a one-year gap ratio of 0.42%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2025, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability. We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$146,912	—	—	—	—	146,912
Mortgage-backed securities:
Fixed-rate	303,639	509,444	373,098	479,231	252,181	1,917,593
Variable-rate	49,432	—	—	—	—	49,432
Investment securities	27,158	74,765	71,666	81,459	47,678	302,726
Mortgage loans:
Adjustable-rate	137,869	36,482	14,672	2,059	—	191,082
Fixed-rate	317,856	575,981	512,068	976,837	523,814	2,906,556
Home equity loans:
Adjustable-rate	670,237	—	—	—	—	670,237
Fixed-rate	152,412	259,918	204,269	198,501	22,376	837,476
Consumer loans	991,084	1,269,769	216,812	1,203	18,332	2,497,200
Commercial real estate loans	2,246,563	761,281	228,062	53,890	48,060	3,337,856
Commercial loans	1,722,525	583,703	174,864	41,321	36,849	2,559,262
Total rate-sensitive assets	6,765,687	4,071,343	1,795,511	1,834,501	949,290	15,416,332

Rate-sensitive liabilities:
Time deposits	2,829,346	71,243	14,736	1,366	7	2,916,698
Money market demand accounts	2,358,014	—	—	—	182,804	2,540,818
Savings deposits	423,118	613,372	613,372	716,651	—	2,366,513
Interest-bearing demand deposits	648,174	441,746	441,746	1,104,365	359,728	2,995,759
FHLB Advances	183,051	255,000	—	—	—	438,051
Other borrowings	8,232	—	—	—	—	8,232
Trust Preferred Securities	130,093	—	—	—	—	130,093
Subordinated debt	114,800	—	—	—	—	114,800
Total rate-sensitive liabilities	$6,694,828	1,381,361	1,069,854	1,822,382	542,539	11,510,964

Cumulative interest sensitivity gap	$70,859	2,760,841	3,486,498	3,498,617	3,905,368	3,905,368

Cumulative interest sensitivity gap as a percentage of total assets	0.42%	16.47%	20.79%	20.87%	23.29%	23.29%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	101.06%	134.18%	138.12%	131.90%	133.93%	133.93%

For comparison, at December 31, 2024, we had a cumulative interest sensitivity gap as a percentage of total assets of 21.91%. We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps, 200 bps, or 300 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity. These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2025 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2025 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.2)%	(3.0)%	(4.8)%	(0.5)%	(4.6)%	(6.3)%
Projected percentage increase/(decrease) in net income	(2.8)%	(6.7)%	(10.9)%	(1.1)%	(10.5)%	(14.5)%
Projected increase/(decrease) in return on average equity	(2.7)%	(6.5)%	(10.4)%	(1.0)%	(10.0)%	(13.9)%
Projected increase/(decrease) in earnings per share	$(0.03)	$(0.08)	$(0.14)	$(0.01)	$(0.13)	$(0.18)
Projected percentage increase/(decrease) in market value of equity	(4.2)%	(9.2)%	(14.2)%	2.3%	1.3%	0.7%

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

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage decrease in net interest income	(1.0)%	(2.3)%	(3.7)%	(0.6)%	(4.0)%	(6.4)%
Projected percentage decrease in net income	(2.4)%	(5.5)%	(8.8)%	(1.5)%	(9.7)%	(15.4)%
Projected decrease in return on average equity	(2.2)%	(5.2)%	(8.9)%	(1.4)%	(9.3)%	(14.7)%
Projected decrease in earnings per share	$(0.03)	$(0.07)	$(0.11)	$(0.02)	$(0.12)	$(0.18)
Projected percentage decrease in market value of equity	(5.1)%	(10.5)%	(16.0)%	3.4%	3.9%	5.7%

The figures included in the tables above represent projections that were computed based upon certain assumptions including loan prepayment rates and deposit decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. Compared to 2024, the overall sensitivity changes are driven by increases in asset sensitivity driven from growth in floating rate commercial loans.

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, the following assumptions were used: (i) adjustable-rate mortgage loans will prepay at an annual rate of 8% to 23%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 6% to 40%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 10% to 30%; and (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 15% to 25%. In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $648 million, or 22%, of our interest-bearing demand accounts and $423 million, or 18%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.
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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Opinion on Internal Control Over Financial Reporting

We have audited Northwest Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for credit losses for loans evaluated on a collective basis

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $150.2 million as of December 31, 2025, a portion of which included the measurement of expected credit losses on a collective (pool) basis for all loans that share similar risk characteristics. The expected credit loss methodologies incorporate probability of default (PD) and loss given default (LGD) to determine a PD and LGD loss assumption which is applied to loan level exposures on an undiscounted basis over the contractual term of the loans, adjusted for prepayments, certain of which use a prepayment model. The Company uses a twenty-four-month reasonable and supportable forecast period, which is based on a probability-weighted multiple macroeconomic forecast approach (macroeconomic forecasts) and reverts to historical average loss rates over a twelve-month period for the remaining life of the loans. The following methodologies were developed for each significant loan portfolio segment: (1) the allowance for credit losses within the residential mortgage and home equity loan portfolios are calculated using a PD, LGD, and prepayment model adjusted for asset specific characteristics at the loan-level using projected default rates, prepayment rates, and severity rates as well as macroeconomic forecasts determined at the pool level; (2) the allowance for credit losses within the vehicle loan portfolio is calculated using a PD, LGD, and prepayment model adjusted for asset specific characteristics at the loan-level using projected default rates and prepayment rates, as well as macroeconomic forecasts determined at the pool level; (3) the allowance for credit losses for commercial real estate small business and commercial small business loan portfolios are calculated using PD and LGD models at the borrower-level using either a regression model or a fractional logit model as well as macroeconomic forecasts and expected prepayment rates at the pool level; and (4) the allowance for credit losses for the commercial real estate and commercial loan portfolios are calculated using PD and LGD models at the pool-level using projected default and severity rates as well as macroeconomic forecasts and expected prepayment rates determined at the pool level. A portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the expected credit losses on a collective basis for all loans, except for consumer loans, (collective ACL), as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodologies, including the (1) PD, LGD, and prepayment models and their significant assumptions, including the selection and weighting of the macroeconomic forecasts, and the reasonable and supportable forecast period, (2) adjustment for asset specific risk characteristics for residential mortgage, home equity, and vehicle loans, and (3) the qualitative factor methodology. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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
February 25, 2026

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$233,647	288,378
Marketable securities available-for-sale (amortized cost of $1,710,978 and $1,278,665, respectively)	1,586,382	1,108,944
Marketable securities held-to-maturity (fair value of $605,929 and $637,948, respectively)	683,369	750,586
Total cash and cash equivalents and marketable securities	2,503,398	2,147,908

Loans held-for-sale	22,437	76,331
Loans held for investment	13,007,316	11,180,014
Allowance for credit losses	(150,212)	(116,819)
Loans receivable, net	12,857,104	11,063,195

FHLB stock, at cost	36,628	21,006
Accrued interest receivable	56,291	46,356
Real estate owned, net	76	35
Premises and equipment, net	140,381	124,246
Bank-owned life insurance	294,386	253,137
Goodwill	444,330	380,997
Other intangible assets, net	39,667	2,837
Other assets	371,919	292,176
Total assets	$16,766,617	14,408,224

Liabilities and shareholders’ equity
Liabilities:
Deposits	$13,943,017	12,144,554
Borrowed funds	446,283	200,331
Subordinated debt	114,800	114,538
Junior subordinated debentures	130,093	129,834
Advances by borrowers for taxes and insurance	37,309	42,042
Accrued interest payable	6,846	6,935
Other liabilities	197,845	173,134
Total liabilities	14,876,193	12,811,368

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 146,107,964 and 127,508,003 shares issued and outstanding, respectively	1,461	1,275
Additional paid-in capital	1,270,444	1,033,385
Retained earnings	689,210	673,110
Accumulated other comprehensive loss	(70,691)	(110,914)
Total shareholders’ equity	1,890,424	1,596,856
Total liabilities and shareholders’ equity	$16,766,617	14,408,224
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding share data)

	Years ended December 31,
	2025	2024	2023
Interest income:
Loans receivable	$681,322	615,776	543,659
Mortgage-backed securities	50,623	39,793	32,886
Taxable investment securities	4,439	3,274	3,258
Tax-free investment securities	2,553	1,975	2,350
FHLB stock dividends	2,037	1,891	2,868
Interest-earning deposits	8,694	6,487	2,901
Total interest income	749,668	669,196	587,922
Interest expense:
Deposits	198,978	205,492	105,343
Borrowed funds	25,288	28,126	46,896
Total interest expense	224,266	233,618	152,239
Net interest income	525,402	435,578	435,683
Provision for credit losses - loans	56,849	27,679	18,664
Provision for credit losses - unfunded commitments	(1,265)	(3,174)	4,210
Net interest income after provision for credit losses	469,818	411,073	412,809
Noninterest income:
Gain/(loss) on sale of investments	178	(39,413)	(8,307)
Gain on sale of mortgage servicing rights	—	—	8,305
Gain on sale of SBA loans	2,835	3,819	1,800
Gain on sale of loans	—	—	726
Service charges and fees	65,072	62,957	59,214
Trust and other financial services income	32,314	30,102	27,284
Gain on real estate owned, net	622	887	2,006
Income from bank-owned life insurance	12,772	6,327	8,588
Mortgage banking income	3,153	2,321	2,431
Other operating income	12,322	20,010	11,776
Total noninterest income	129,268	87,010	113,823
Noninterest expense:
Compensation and employee benefits	237,910	214,455	195,691
Premises and occupancy costs	31,399	29,469	29,151
Office operations	13,599	12,433	12,955
Collections expense	2,798	2,121	1,695
Processing expenses	58,489	59,351	58,687
Marketing expenses	8,657	8,890	9,444
Federal deposit insurance premiums	11,523	11,600	9,271
Professional services	13,122	14,883	17,819
Amortization of intangible assets	5,171	2,452	3,270
Merger, asset disposition and restructuring expense	42,787	5,763	6,749
Other expenses	10,841	7,120	6,822
Total noninterest expense	436,296	368,537	351,554
Income before income taxes	162,790	129,546	175,078
Provision for income taxes:
Federal	27,840	22,337	31,332
State	8,937	6,931	8,789
Total provision for income taxes	36,777	29,268	40,121
Net income	$126,013	100,278	134,957
Basic earnings per share	$0.93	0.79	1.06
Diluted earnings per share	$0.92	0.79	1.06
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2025	2024	2023
Net income	$126,013	100,278	134,957
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $(11,002), $1,193, and $(3,429), respectively	34,075	(6,378)	7,875
Reclassification adjustment for losses included in net income, net of tax of ($14), $(7,706), and $(1,700), respectively	47	26,789	5,672
Net unrealized holding gains on marketable securities	34,122	20,411	13,547

Change in fair value of interest rate swaps, net of tax of $676, $(448), and $110, respectively	(2,050)	1,533	(374)

Defined benefit plan:
Net gain, net of tax $(3,313), $(6,895), $(3,961), respectively	8,825	18,187	10,019
Reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $255, $591, and $607, respectively	(674)	(1,553)	(1,526)
Net gain on defined benefit plans	8,151	16,634	8,493

Other comprehensive income	40,223	38,578	21,666

Total comprehensive income	$166,236	138,856	156,623
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2022	$1,270	1,019,647	641,727	(171,158)	1,491,486
Comprehensive income:
Net income	—	—	134,957	—	134,957
Other comprehensive income, net of tax of $(8,373)	—	—	—	21,666	21,666
Total comprehensive income	—	—	134,957	21,666	156,623
Adoption of ASU No. 2022-02	—	—	(329)	—	(329)
Exercise of stock options	1	629	—	—	630
Stock-based compensation expense	1	4,575	—	—	4,576
Stock-based compensation forfeited	(1)	1	—	—	—
Dividends paid ($0.80 per share)	—	—	(101,669)	—	(101,669)
Balance at December 31, 2023	1,271	1,024,852	674,686	(149,492)	1,551,317
Comprehensive income:
Net income	—	—	100,278	—	100,278
Other comprehensive income, net of tax of $(13,265)	—	—	—	38,578	38,578
Total comprehensive income	—	—	100,278	38,578	138,856
Exercise of stock options	2	2,453	—	—	2,455
Stock-based compensation expense	2	6,080	—	—	6,082
Dividends paid ($0.80 per share)	—	—	(101,854)	—	(101,854)
Balance at December 31, 2024	1,275	1,033,385	673,110	(110,914)	1,596,856
Comprehensive income:
Net income	—	—	126,013	—	126,013
Other comprehensive income, net of tax of ($13,398)	—	—	—	40,223	40,223
Total comprehensive income	—	—	126,013	40,223	166,236
Acquisition of Penns Woods Bancorp, Inc.	182	230,018	—	—	230,200
Exercise of stock options	1	929	—	—	930
Stock-based compensation expense	3	6,112	—	—	6,115
Dividends paid ($0.80 per share)	—	—	(109,913)	—	(109,913)
Balance at December 31, 2025	$1,461	1,270,444	689,210	(70,691)	1,890,424
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2025	2024	2023
Operating activities:
Net income	$126,013	100,278	134,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,584	24,505	22,874
(Gain)/loss on sale of investments	(178)	39,413	8,307
Net (gain)/loss on sale of assets	(132)	(11,871)	2,117
Mortgage banking activity	(3,606)	(3,210)	(895)
Gain on sale of SBA loans	(2,835)	(3,614)	(1,754)
Gain on sale of mortgage servicing rights	—	—	(8,305)
Gain on sale of loans	—	—	(726)
Net depreciation, amortization and accretion	136	21,340	24,497
Increase in other assets	(29,776)	(2,185)	(117,813)
Increase in other liabilities	11,168	8,187	21,771
Net amortization on marketable securities	(511)	676	3,090
Noncash compensation expense related to stock benefit plans	6,115	6,081	4,576
Noncash write-down of real estate owned	325	6,697	100
Deferred income tax (benefit)/expense	(6,425)	2,803	(4,920)
Origination of loans held-for-sale	(195,843)	(268,179)	(198,637)
Proceeds from sale of loans held-for-sale	193,380	206,746	203,651
Net cash provided by operating activities	153,415	127,667	92,890

Investing activities:
Purchase of marketable securities available-for-sale	(495,733)	(437,503)	(23,502)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	66,471	63,470	65,588
Proceeds from maturities and principal reductions of marketable securities available-for-sale	146,125	83,950	103,424
Proceeds from sale of marketable securities available-for-sale	79,459	275,585	101,229
Proceeds from bank-owned life insurance	776	874	13,307
Proceeds from sale of mortgage servicing rights	—	—	13,118
Loan originations	(4,361,333)	(3,015,448)	(3,963,743)
Proceeds from loan maturities and principal reductions	4,402,932	3,196,190	3,446,731
Net redemptions of FHLB stock	13,786	9,140	9,997
Proceeds from sale of real estate owned	896	1,024	2,735
Purchases of premises and equipment, net	(11,630)	(2,308)	(8,564)
Acquisitions, net of cash received	30,899	—	—
Net cash (used in)/provided by investing activities	(127,352)	174,974	(239,680)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2025	2024	2023
Financing activities:
Net increase in deposits	$180,851	164,651	515,354
Repayments of long-term borrowings	(35,383)	—	—
Net decrease in short-term borrowings	(112,546)	(198,564)	(282,270)
Decrease in advances by borrowers for taxes and insurance	(4,733)	(3,211)	(2,360)
Cash dividends paid on common stock	(109,913)	(101,854)	(101,669)
Proceeds from stock options exercised	930	2,455	630
Net cash (used in)/provided by financing activities	(80,794)	(136,523)	129,685
Net (decrease)/increase in cash and cash equivalents	$(54,731)	166,118	(17,105)

Cash and cash equivalents at beginning of period	$288,378	122,260	139,365
Net increase/(decrease) in cash and cash equivalents	(54,731)	166,118	(17,105)
Cash and cash equivalents at end of period	$233,647	288,378	122,260

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $200,661, $170,754, and $86,316, respectively)	$224,355	240,352	141,801
Income taxes	40,558	27,790	47,996

Business acquisitions:
Fair value of assets acquired	$2,268,938	—	—
Northwest Bancshares, Inc. common stock issued	(230,200)	—	—
Net cash paid	(3,607)	—	—
Liabilities assumed	$2,035,131	—	—

Noncash activities:
Loan foreclosures and repossessions	$4,177	4,027	4,055
Sale of real estate owned financed by the Company	—	—	70
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Columbus, Ohio, is the bank holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers a complete line of business and personal banking products, as well as treasury management solutions and wealth management services through its 161 banking locations in Pennsylvania, New York, Ohio, and Indiana. We have determined that we have one reportable business segment.

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

(d)                                 Marketable Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost). If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2025 and 2024. Fair values are determined as described in Note 17. Throughout the year we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $4 million and $3 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies.

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
December 31, 2025, 2024 and 2023
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available-for-sale security is confirmed or when there is an intent or requirement to sell the security.

Accrued interest receivable on available-for-sale debt securities totaled $3 million and $2 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status. No debt securities were on nonaccrual status as of December 31, 2025 and December 31, 2024.

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

•Personal Banking loans consist of the following classes of financing receivables:
◦Residential mortgage loans - fixed and adjustable-rate mortgage loans
◦Home equity loans - first and second mortgage loans and home equity lines of credit
◦Vehicle loans - direct and indirect automobile and motorcycle loans and recreational and powersports loans
◦Consumer loans - unsecured lines of credit, credit card, and other consumer loans
•Commercial Banking loans consist of the following classes of financing receivables:
◦Commercial real estate - multi-family commercial real estate loans secured by multi-family residences, such as rental properties and loans secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments, excluding owner-occupied loans, and including small business commercial real estate loans
◦Commercial real estates - owner occupied - commercial real estate loans secured by residential or non-residential properties
◦Commercial loans - other commercial loans, including small business commercial loans and equipment finance loans
Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchase premiums and discounts, deferred origination fees or costs and net charge-offs. Accrued interest receivable totaled $48 million and $40 million at December 31, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

Generally, accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status, except for credit cards which are not placed in nonaccrual status based on delinquency. All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual loans are recognized as interest income when it has been determined that all principal and interest will be collected or are applied to principal when collectability of contractual principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

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
December 31, 2025, 2024 and 2023
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

We identify certain residential mortgage loans, small business administration guaranteed loans and commercial loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at fair value less estimated cost to sell. At December 31, 2025, and 2024, there were $22 million and $76 million of loans classified as held-for-sale, respectively.

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

Acquired loans may be classified as PCD loans upon acquisition if they have experienced more than insignificant credit deterioration since origination. An allowance for credit losses on day 1 is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing up the amortized cost of the PCD loan. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

The allowance for credit losses is measured on a collective (“pool”) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the pool level utilizing loan-level inputs wherever possible. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. The reasonable and supportable forecast is based on a probability-weighted multiple macroeconomic forecast approach and obtained from a third-party vendor. Reversion to the mean takes place over a twelve-month period. Our loss rate models utilize a linear reversion method. For our probability of default (“PD”)/loss given default (“LGD”) models we revert the PD utilizing exponential reversion, which is an accelerated method, and the LGD utilizing a linear reversion method. Historical average loss rates are calculated using historical data beginning in 2009 through the current period. As part of the analysis as of December 31, 2025, we considered the most recent macroeconomic forecasts available.

Mortgage and Home Equity Loans

The allowance for credit losses within the mortgage and home equity loan pools is calculated using a non-discounted cash flow method through a PD, LGD, and prepayment model developed by an external third-party and adjusted for asset specific characteristics. These classes are further divided into smaller pools of loans with similar risk characteristics such as lines versus loans, fixed versus variable, senior lien position versus junior lien position, among other things.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
For each pool, the models project default rates, prepayment rates, and severity rates. The models accept as inputs key risk drivers such as current balance, original credit bureau score, original loan-to-value ratio, type of collateral, location of collateral, delinquency status, loan age, among other characteristics. They also utilize macroeconomic forecasts of home price indices, unemployment rates, gross domestic product, and others.

Vehicle Loans

The allowance for credit losses within the vehicle loan pool is calculated using a non-discounted cash flow model through a PD, LGD, and prepayment model developed by an external third-party and adjusted for asset specific risk characteristics. These classes are further divided into smaller pools of loans with similar risk characteristics such as cars, trucks and powersport vehicles and recreational vehicles. Monthly probabilities of default and prepayments are estimated for each loan, along with estimates of exposure at default and loss given default. The model accepts as inputs key risk drivers such as loan, borrower, and collateral characteristics. It also uses macroeconomic forecasts of used car price indices, gross domestic product, unemployment rates and others.

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

The allowance for credit losses for the commercial real estate loan portfolio is calculated at the pool level using a non-discounted cash flow method through a PD/LGD model developed by an external third-party. This model projects default and severity rates. The model accepts as inputs key risk drivers such as current balance, original loan-to-value-ratio, type of collateral, location of collateral, delinquency status, loan age, obligor financial statement information, and expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of commercial real estate price indices, unemployment rates, gross domestic product and others.

The allowance for credit losses for commercial real estate small business portfolio is calculated at a borrower-level with a PD/LGD model. Separate models were built by industry segments. Each model was built with a logistic regression model except for the U.S. Small Business Administration (SBA) and Agriculture sub-portfolios. For SBA, a portfolio-level fractional logit model was developed; the small business Agriculture segment uses a simple long-run average loss rate. The LGD model is assumption-based and assigns varying LGDs by industry segment. The models’ overall key inputs are borrower and collateral characteristics and macroeconomic forecasts including real GDP, unemployment, home price appreciation, and real disposable personal income.

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
December 31, 2025, 2024 and 2023
industry, expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of unemployment rates, gross domestic product, corporate bond spreads, and others.

The allowance for credit losses for commercial small business loans is calculated at a borrower-level with a PD/LGD model. Separate models were built by industry segments. Each model was built with a logistic regression model except for the U.S. Small Business Administration (SBA) and Agriculture sub-portfolios. For SBA, a portfolio-level fractional logit model was developed; the small business Agriculture segment uses a simple long-run average loss rate. The LGD model is assumption-based and assigns varying LGDs by industry segment. The models’ overall key inputs are borrower and collateral characteristics and macroeconomic forecasts including real GDP, unemployment, home price appreciation, and real disposable personal income.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When we determine that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. If this criterion is not met, a discounted cash flow method is used to determine the allowance for credit losses. All changes in the discounted cash flow method over time are reported in the allowance for credit losses.

The allowance calculation is also supplemented with qualitative reserves that takes into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

The modifications to borrowers experiencing financial distress are included in their respective portfolio segment and the current loan balance and updated loan terms are run through their respective allowance models to arrive at the quantitative portion of the allowance for credit losses. Subsequent performance of the loans will be measured by delinquency status and will be captured through our models or our qualitative factor assessment, as deemed appropriate. If we no longer believe the loan demonstrates similar risks to their respective portfolio segment, an individual assessment will be performed. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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
December 31, 2025, 2024 and 2023
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

We conducted our annual impairment assessment as of June 30, 2025 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance. The results of the qualitative assessment for 2025 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. Consequently, no additional quantitative impairment test was required and no impairment was recorded in 2025. Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no events or changes in circumstance in our operations that would cause us to update the assessment performed as of June 30, 2025 and 2024. Accordingly, we have determined that goodwill is not impaired as of December 31, 2025 and 2024.

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
December 31, 2025, 2024 and 2023
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

Pension expense and obligations depend on assumptions used in calculating such amounts. These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors. In determining the projected benefit obligations for pension benefits at December 31, 2025 and 2024, we used a discount rate of 5.41% and 5.44%, respectively.

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

(q)                                 Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis over the requisite service period. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, we recognize an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. We account for forfeitures as they occur. For additional information regarding grants of stock-based awards, see Note 16.

(r)                                 Derivative Financial Instruments

We recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. To qualify for hedge accounting rules, a hedging relationship must be highly effective in offsetting the risk designation as being hedged. The hedging relationship must be formally documented at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship. Those methods must be consistent with our approach to managing risk.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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
December 31, 2025, 2024 and 2023
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

(2)     Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, "Improvements to Income Tax Disclosures." This ASU requires additional disaggregated disclosures on entity's effective tax rate reconciliation and additional details on income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU is applied prospectively with the option to apply the ASU retrospectively. This guidance was adopted on January 1, 2025 on a prospective basis and did not have a material impact to the Company’s financial statements.

(3)    Acquisition

On July 25, 2025, the Company completed the previously announced merger with Penns Woods Bancorp, Inc. (“Penns Woods”), the holding company for Jersey Shore State Bank and Luzerne Bank, along with the mergers of Jersey Shore State Bank and Luzerne Bank, (collectively referred to as "Penns Woods"), with and into Northwest Bank, for total consideration of $234 million. The transaction has expanded Northwest’s franchise by 21 offices across North Central and Northeastern Pennsylvania after the consolidation. The results of Penns Woods operations are included in the Consolidated Statements of Income from the date of acquisition.

The Penns Woods transaction constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of the acquisition date.

Under the terms of the merger agreement, each share of Penns Woods common stock was converted into 2.385 shares of the Company's common stock, or a total of 18,266,469 shares of common stock of the Company, valued at $230 million, based on the $12.63 per share closing price of the Company's stock on July 25, 2025 with cash in lieu of fractional shares paid at a rate of $13.14 per whole share of Northwest Bancshares, Inc. common stock. Additionally, any unexercised stock options of Penns Woods outstanding were cancelled in exchange for a cash payment at the spread value over the exercise price with total consideration paid of $4 million.

Preliminary goodwill associated with the Penns Woods acquisition totaled $63.3 million at December 31, 2025, which reflects expected synergies and economies of scale from the acquisition. The goodwill at December 31, 2025 was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below, and is subject to change if the Company obtains additional information and evidence within the one-year measurement period. Valuations subject to change include, but are not limited to: loans, identified intangible assets, certain deposits, certain other assets and liabilities, and related deferred income taxes. The Company recorded measurement period adjustments in the fourth quarter of 2025 related to the acquisition primarily related to other assets, other liabilities and the fair value of deposit intangible assets which resulted in a net $5.9 million increase in preliminary goodwill associated with the acquisition compared to September 30, 2025.

The following table shows the preliminary assessment of the consideration transferred and assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$230,200
Cash consideration paid	3,607
Total consideration paid	233,807

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and cash equivalents	$34,506
Investment securities available-for-sale	160,728
Loans, net	1,814,501
FHLB stock	29,408
Premises and equipment	15,862
Core deposit intangible	42,000
Other assets	108,600
Deposits	(1,617,611)
Borrowings	(394,135)
Other liabilities	(23,385)
Total identifiable net assets	$170,474
Goodwill	$63,333

We estimated the fair value of loans acquired from Penns Woods by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of Penns Woods allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The following table presents additional information related to the acquired Penns Woods loan portfolio at the acquisition date, including the initial ACL recorded at acquisition on the PCD loans (amounts in thousands):

Non PCD loans
Principal balance at acquisition	$1,766,599
Net discount at acquisition	(68,716)
Purchase price	$1,697,883

PCD loans
Principal balance at acquisition	$119,416
Initial allowance for credit losses at acquisition	(6,029)
Non-credit discount at acquisition	(2,798)
Purchase price	$110,589

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
December 31, 2025, 2024 and 2023
expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the Penns Woods merger were expensed as incurred and were $40 million during the year ended December 31, 2025, which included technology and communications costs, professional services, marketing and advertising, severance expense and contract termination costs.

The following table presents unaudited pro forma information as if the acquisition of Penns Woods had occurred on January 1, 2023. These results combine the historical results of Penns Woods in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2024. No adjustments have been made to the pro forma results regarding possible revenue enhancements or expense efficiencies. Pro forma adjustments below include the net impact of Penns Woods loan accretion, CDI amortization and the elimination of merger-related costs and day 1 provision expense for non-PCD acquired loans. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Proforma (unaudited)
	Year Ended December 31,
	2025	2024	2023

Total revenues (1)	$706,325	605,886	627,645
Net income available to common shareholders	178,537	122,913	156,461
(1) Includes net interest income and total noninterest income

The Company's operating results for the year ended December 31, 2025 includes the operating results of the acquired assets and assumed liabilities of Penns Woods subsequent to the acquisition on July 25, 2025. Due to the conversion of Penns Woods systems occurring at the merger date, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former Penns Woods operations is impracticable and thus disclosures of the revenue from the assets acquired and net income is impracticable for the period subsequent to acquisition.

(4)    Leases

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income were as follows:

	For the years ended December 31,
	2025	2024	2023
Operating lease costs (office operations)	$7,360	6,902	6,529
Variable lease costs (office operations)	1,184	716	863
Total operating lease costs	$8,544	7,618	7,392

Amounts reported in the Consolidated Statements of Financial Condition were as follows:

	For the years ended December 31,
	2025	2024
Operating leases:
Operating lease ROU assets (other assets)	$44,909	46,204
Operating lease liabilities (other liabilities)	50,451	49,973

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Other information related to leases were as follows:

	For the years ended December 31,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,575	6,182
ROU assets obtained in exchange for lease obligations	4,534	1,002
Weighted average remaining lease term	11.6 years	12.9 years
Weighted average discount rate	4.6%	4.6%
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2025
2026	$6,410
2027	6,197
2028	6,081
2029	5,302
2030	4,815
Thereafter	38,409
Total lease payments	67,214
Less amount of lease payments representing interest	16,763
Total present value of lease payments	$50,451
Rental expense for the years ended December 31, 2025, 2024 and 2023 was $9 million, $8 million and $7 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
(5)    Marketable Securities

Marketable securities available-for-sale at December 31, 2025 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$1,631	11	(13)	1,629
Due after ten years	41,673	—	(7,390)	34,283

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,040	6	(2)	1,044
Due after five years through ten years	996	7	—	1,003

Municipal securities:
Due within one year	1,810	9	—	1,819
Due after one year through five years	10,876	118	(7)	10,987
Due after five years through ten years	25,111	393	(1,253)	24,251
Due after ten years	52,342	342	(6,473)	46,211

Corporate debt issues:
Due within one year	500	—	—	500
Due after one year through five years	4,716	12	(22)	4,706
Due after five years through ten years	46,436	1,429	(64)	47,801
Due after ten years	4,000	27	—	4,027

Residential mortgage-backed securities:
Fixed rate pass-through	407,377	4,008	(10,685)	400,700
Variable rate pass-through	3,015	66	(2)	3,079
Fixed rate agency CMOs	1,063,820	3,170	(108,309)	958,681
Variable rate agency CMOs	45,635	105	(79)	45,661
Total residential mortgage-backed securities	1,519,847	7,349	(119,075)	1,408,121
Total marketable securities available-for-sale	$1,710,978	9,703	(134,299)	1,586,382

Marketable securities held-to-maturity at December 31, 2025 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$16,477	—	(98)	16,379
Due after five years through ten years	107,988	—	(8,216)	99,772

Residential mortgage-backed securities:
Fixed rate pass-through	118,614	1	(12,362)	106,253
Variable rate pass-through	310	3	—	313
Fixed rate agency CMOs	439,452	—	(56,766)	382,686
Variable rate agency CMOs	528	—	(2)	526
Total residential mortgage-backed securities	558,904	4	(69,130)	489,778
Total marketable securities held-to-maturity	$683,369	4	(77,444)	605,929

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Marketable securities available-for-sale at December 31, 2024 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$45,289	—	(9,898)	35,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	122	—	(4)	118

Municipal securities:
Due after one year through five years	888	10	(2)	896
Due after five years through ten years	16,662	4	(1,756)	14,910
Due after ten years	51,257	4	(8,440)	42,821

Corporate debt issues:
Due after five years through ten years	5,485	—	(78)	5,407
Due after ten years	19,944	815	(65)	20,694

Residential mortgage-backed securities:
Fixed rate pass-through	237,892	106	(17,581)	220,417
Variable rate pass-through	3,738	54	(3)	3,789
Fixed rate agency CMOs	852,648	174	(132,989)	719,833
Variable rate agency CMOs	44,740	30	(102)	44,668
Total residential mortgage-backed securities	1,139,018	364	(150,675)	988,707
Total marketable securities available-for-sale	$1,278,665	1,197	(170,918)	1,108,944

Marketable securities held-to-maturity at December 31, 2024 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$124,462	—	(14,464)	109,998

Residential mortgage-backed securities:
Fixed rate pass-through	132,816	—	(20,181)	112,635
Variable rate pass-through	364	1	—	365
Fixed rate agency CMOs	492,415	—	(77,989)	414,426
Variable rate agency CMOs	529	—	(5)	524
Total residential mortgage-backed securities	626,124	1	(98,175)	527,950
Total marketable securities held-to-maturity	$750,586	1	(112,639)	637,948

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at December 31, 2025:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$170	171
Due after one year through five years	15,030	14,403
Due after five years through ten years	15,929	16,250
Due after ten years	1,488,718	1,377,297
Total residential mortgage-backed securities	$1,519,847	1,408,121

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at December 31, 2025:

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	36,754	33,307
Due after five years through ten years	16,589	14,936
Due after ten years	505,561	441,535
Total residential mortgage-backed securities	$558,904	489,778

The following table presents information regarding the issuers and the carrying values of our residential mortgage-backed securities at December 31, 2025 and 2024:

	December 31,
	2025	2024
Residential mortgage-backed securities:
FNMA	$490,200	443,354
GNMA	858,333	668,668
FHLMC	618,489	502,805
Other (including non-agency)	3	4
Total residential mortgage-backed securities	$1,967,025	1,614,831

Marketable securities having a carrying value of $899 million at December 31, 2025 were pledged under collateral agreements. During the year ended December 31, 2025, we sold marketable securities classified as available-for-sale for $80 million from the Penns Woods merger, with no gross realized gains or losses. During the year ended December 31, 2024, we sold marketable securities classified as available-for-sale for $276 million, with gross realized losses of $39 million. During the year ended December 31, 2023, we sold marketable securities classified as available-for-sale for $101 million, with gross realized gains of $9,000 and gross realized losses of $8 million. During the years ended December 31, 2025, 2024, and 2023, we did not recognize an allowance for credit losses in our investment portfolio.

The following table shows the fair value and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2025:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$1,055	(13)	150,484	(15,706)	151,539	(15,719)
Corporate debt issues	4,914	(86)	—	—	4,914	(86)
Municipal securities	5,627	(14)	41,333	(7,719)	46,960	(7,733)
Residential mortgage-backed securities - agency	109,300	(170)	1,105,007	(188,035)	1,214,307	(188,205)
Total temporarily impaired securities	$120,896	(283)	1,296,824	(211,460)	1,417,720	(211,743)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of December 31, 2025, which were comprised of 233 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The corporate debt issues and securities issued by local municipalities were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government-sponsored agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2025.

The following table presents the credit quality for our held-to-maturity securities, based on the latest information available as of December 31, 2025 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2025.

	AA+	Total
Held-to-maturity securities:
Debt issued by the U.S. government-sponsored agencies	$124,465	124,465
Residential mortgage-backed securities	558,904	558,904
Total marketable securities held-to-maturity	$683,369	683,369

(6)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Personal Banking:
Residential mortgage loans	3,100,780	3,178,269
Home equity loans	1,507,532	1,149,396
Vehicle loans	2,426,636	1,870,843
Consumer loans	137,254	124,242
Total Personal Banking	7,172,202	6,322,750

Commercial Banking:
Commercial real estate loans	2,915,696	2,495,726
Commercial real estate loans - owner occupied	381,206	354,136
Commercial loans	2,538,212	2,007,402
Total Commercial Banking	5,835,114	4,857,264
Total loans receivable, gross	13,007,316	11,180,014

Allowance for credit losses	(150,212)	(116,819)
Total loans receivable, net (1)	12,857,104	11,063,195
(1)Includes $8 million and $60 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and 2024, we serviced loans for others approximating $239 million and $244 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2025 and 2024, approximately 39% and 36% of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Loans receivable as of December 31, 2025 and 2024 include $5.6 billion and $4.3 billion, respectively, of adjustable rate loans and $7.4 billion and $6.9 billion, respectively, of fixed rate loans.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2025 (in thousands):

	Balance as of December 31, 2025	Current period provision (1)	Charge-offs (2)	Recoveries	Initial ACL on loans purchased with credit deterioration (2)	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,546	(3,570)	(1,226)	724	271	14,347
Home equity loans	6,149	1,053	(1,580)	840	991	4,845
Vehicle loans	25,945	9,341	(8,828)	2,158	885	22,389
Consumer loans	4,817	7,736	(6,441)	1,638	1	1,883
Total Personal Banking	47,457	14,560	(18,075)	5,360	2,148	43,464

Commercial Banking:
Commercial real estate loans	58,234	21,154	(14,150)	3,414	3,488	44,328
Commercial real estate loans - owner occupied	4,679	1,049	(336)	84	—	3,882
Commercial loans	39,842	20,086	(7,095)	1,313	393	25,145
Total Commercial Banking	102,755	42,289	(21,581)	4,811	3,881	73,355
Total	$150,212	56,849	(39,656)	10,171	6,029	116,819

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Home equity loans	91	29	—	—	—	62
Total Personal Banking	91	29	—	—	—	62

Commercial Banking:
Commercial real estate loans	1,926	(2,228)	—	—	—	4,154
Commercial real estate loans - owner occupied	165	5	—	—	—	160
Commercial loans	10,502	929	—	—	—	9,573
Total Commercial Banking	12,593	(1,294)	—	—	—	13,887
Total off-balance-sheet exposure	$12,684	(1,265)	—	—	—	13,949
(1) Includes initial day 1 allowance on non-PCD loans acquired from Penns Woods of $20.6 million
(2) Net charge-offs and associated metrics for the year ended December 31, 2025 exclude $18.1 million of charge-offs recognized immediately upon completion of the Penns Woods acquisition and related to required purchase accounting treatment

During the year ended December 31, 2025, we did not sell any loans that were were classified as held-for-investment.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

During the year ended December 31, 2024, we sold $24 million of loans that were transferred from held-for-investment to held for sale, with a charge-off of $5 million, recorded as part of the transfer.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2023 (in thousands):

	Balance as of December 31, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance as of December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$18,193	(1,515)	(1,189)	1,636	—	19,261
Home equity loans	5,403	(356)	(852)	709	—	5,902
Vehicle loans	26,911	8,299	(6,468)	2,021	—	23,059
Consumer loans	1,199	5,311	(5,983)	1,206	—	665
Total Personal Banking	51,706	11,739	(14,492)	5,572		48,887

Commercial Banking:
Commercial real estate loans	51,267	6,604	(2,298)	2,029	426	44,506
Commercial real estate loans - owner occupied	3,775	(227)	(68)	66	—	4,004
Commercial loans	18,495	548	(4,166)	1,474	—	20,639
Total Commercial Banking	73,537	6,925	(6,532)	3,569	426	69,149
Total	$125,243	18,664	(21,024)	9,141	426	118,036

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	$2	(2)	—	—	—	4
Home equity loans	65	(9)	—	—	—	74
Total Personal Banking	67	(11)	—	—		78

Commercial Banking:
Commercial real estate loans	6,147	772	—	—	—	5,375
Commercial real estate loans - owner occupied	173	(206)	—	—	—	379
Commercial loans	10,736	3,655	—	—	—	7,081
Total Commercial Banking	17,056	4,221	—	—	—	12,835
Total off-balance sheet exposure	$17,123	4,210	—	—	—	12,913

During the year ended December 31, 2023, we sold $8.0 million of loans that were classified as held-for-investment, for a gain of $726,000, which is reported in gain on sale of loans on the Consolidated Statements of Income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,100,780	10,546	12,247	—
Home equity loans	1,507,532	6,149	3,755	—
Vehicle loans	2,426,636	25,945	5,493	—
Consumer loans	137,254	4,817	218	602
Total Personal Banking	7,172,202	47,457	21,713	602

Commercial Banking:
Commercial real estate loans	2,915,696	58,234	56,223	—
Commercial real estate loans - owner occupied	381,206	4,679	1,262	—
Commercial loans	2,538,212	39,842	28,085	44
Total Commercial Banking	5,835,114	102,755	85,570	44

Total	$13,007,316	150,212	107,283	646

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2025 (in thousands):

	Nonaccrual loans at January 1, 2025	December 31, 2025
		Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$6,951	9,158	3,089	12,247	—
Home equity loans	3,332	3,017	738	3,755	—
Vehicle loans	4,829	4,563	930	5,493	—
Consumer loans	199	218	—	218	602
Total Personal Banking	15,311	16,956	4,757	21,713	602

Commercial Banking:
Commercial real estate loans	36,183	24,186	32,037	56,223	—
Commercial real estate loans - owner occupied	784	275	987	1,262	—
Commercial loans	9,123	22,114	5,971	28,085	44
Total Commercial Banking	46,090	46,575	38,995	85,570	44

Total	$61,401	63,531	43,752	107,283	646

During the year ended December 31, 2025, we did not recognized any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2024, (in thousands):

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

During the year ended December 31, 2024, we did not recognized any interest income on nonaccrual loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$40,086	50	—	40,136
Commercial loans	5,821	9,425	2,352	17,598
Total Commercial Banking	45,907	9,475	2,352	57,734

Total	$45,907	9,475	2,352	57,734

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$27,907	—	339	28,246
Commercial loans	—	1,651	2,204	3,855
Total Commercial Banking	27,907	1,651	2,543	32,101

Total	$27,907	1,651	2,543	32,101

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

The following tables present the amortized cost basis of loans for the periods indicated that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below (dollars in thousands).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	For the year ended December 31,
	2025				2024
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	1,025	—	0.03%	$191	967	—	—	0.04%
Home equity loans	—	384	64	0.03%	—	541	—	142	0.06%
Vehicle loans	—	1	5	—%	—	—	—	—	—%
Consumer loans	—	5	—	—%	—	—	—	12	0.01%
Total Personal Banking	—	1,415	69	0.02%	191	1,508	—	154	0.03%

Commercial Banking:
Commercial real estate loans	8,349	98,332	83	3.66%	268	191	—	—	0.02%
Commercial real estate loans - owner occupied	—	3,181	—	0.83%	—	—	664	—	0.19%
Commercial loans	6,189	136	126	0.25%	—	34	—	8	—%
Total Commercial Banking	14,538	101,649	209	1.99%	268	225	664	8	0.02%

Total	$14,538	103,064	278	0.91%	$459	1,733	664	162	0.03%

	For the year ended December 31,
	2023
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$363	499	—	0.03%
Home equity loans	—	403	84	0.04%
Consumer loans	—	—	3	—%
Total Personal Banking	363	902	87	0.02%

Commercial Banking:
Commercial real estate loans	—	71	—	—%
Commercial real estate loans - owner occupied	—	—	—	—%
Commercial loans	—	11	—	—%
Total Commercial Banking	—	82	—	—%

Total	$363	984	87	0.01%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	For the year ended December 31,
	2025			2024			2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Payment deferral (months)	Weighted-average interest rate reduction	Weighted-average term extension in months	Payment deferral (months)	Weighted-average interest rate reduction	Weighted-average term extension in months	Payment deferral (months)
Personal Banking:
Residential mortgage loans	—%	148	0	—%	151	9	—%	142	6
Home equity loans	1%	86	0	2%	97	0	5%	92	0
Vehicle loans	1%	0	0	—%	0	0	—%	0	0
Consumer loans	—%	32	0	6%	66	0	12%	356	0
Total Personal Banking	1%	129	0	3%	128	9	17%	118	6

Commercial Banking:
Commercial real estate loans	—%	10	6	—%	117	5	—%	57	0
Commercial real estate loans - owner occupied	—%	4	0	2%	0	0	—%	0	0
Commercial loans	3%	74	7	4%	31	0	—%	23	0
Total Commercial Banking	2%	10	6	2%	101	5	—%	52	0
Total loans	2%	12	6	2%	125	7	17%	113	6

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of December 31, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$444	367	109	105
Home equity loans	444	4	—	—
Vehicle loans	6	—	—	—
Consumer loans	5	—	—	—
Total Personal Banking	899	371	109	105

Commercial Banking:
Commercial real estate loans	96,989	9,732	—	43
Commercial real estate loans - owner occupied	3,147	—	—	34
Commercial loans	504	—	—	5,947
Total Commercial Banking	100,640	9,732	—	6,024
Total loans	$101,539	10,103	109	6,129

The following table presents the performance of loans that such loans have been modified within the previous twelve months of December 31, 2024 (in thousands):

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

The following table presents the performance of loans that such loans have been modified within the previous twelve months of December 31, 2023 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$148	342	8	363
Home equity loans	465	23	—	—
Consumer loans	3	—	—	—
Total Personal Banking	616	365	8	363

Commercial Banking:
Commercial real estate loans	71	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	11	—	—	—
Total Commercial Banking	82	—	—	363
Total loans	$698	365	8	363

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the year ended December 31,
	2025		2024		2023
	Term extension	Combination term extension and interest rate reduction	Term extension	Combination term extension and interest rate reduction	Payment delay
Personal Banking:
Residential mortgage loans	$105	—	—	191	363
Home equity loans	—	—	16	—	—
Total Personal Banking	105	—	16	191	363

Commercial Banking:
Commercial real estate loans	—	43	—	268	—
Commercial real estate loans - owner occupied	34	—	—	—	—
Commercial loans	—	5,947	—	—	—
Total Commercial Banking	34	5,990	—	268	—

Total	$139	5,990	16	459	363

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$41,180	10,934	10,001	62,115	3,038,665	3,100,780	—
Home equity loans	6,488	2,316	2,492	11,296	1,496,236	1,507,532	—
Vehicle loans	13,271	4,161	4,098	21,530	2,405,106	2,426,636	—
Consumer loans	792	438	795	2,025	135,229	137,254	602
Total Personal Banking	61,731	17,849	17,386	96,966	7,075,236	7,172,202	602

Commercial Banking:
Commercial real estate loans	24,379	12,736	31,723	68,838	2,846,858	2,915,696	—
Commercial real estate loans - owner occupied	4,266	205	1,022	5,493	375,713	381,206	—
Commercial loans	5,657	2,899	16,269	24,825	2,513,387	2,538,212	44
Total Commercial Banking	34,302	15,840	49,014	99,156	5,735,958	5,835,114	44
Total loans	$96,033	33,689	66,400	196,122	12,811,194	13,007,316	646

The following table provides information related to the amortized cost basis loan payment delinquencies at December 31, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$28,690	10,112	4,931	43,733	3,134,536	3,178,269	—
Home equity loans	5,365	1,434	2,250	9,049	1,140,347	1,149,396	—
Vehicle loans	10,242	3,257	3,191	16,690	1,854,153	1,870,843	—
Consumer loans	860	383	776	2,019	122,223	124,242	578
Total Personal Banking	45,157	15,186	11,148	71,491	6,251,259	6,322,750	578

Commercial Banking:
Commercial real estate loans	5,100	857	7,702	13,659	2,482,067	2,495,726	—
Commercial real estate loans - owner occupied	115	58	—	173	353,963	354,136	—
Commercial loans	5,632	1,726	7,335	14,693	1,992,709	2,007,402	78
Total Commercial Banking	10,847	2,641	15,037	28,525	4,828,739	4,857,264	78
Total loans	$56,004	17,827	26,185	100,016	11,079,998	11,180,014	656

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of December 31, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$65,511	41,435	216,600	607,377	709,122	1,448,488	—	—	3,088,533
Substandard	—	—	729	2,363	2,760	6,395	—	—	12,247
Total residential mortgage loans	65,511	41,435	217,329	609,740	711,882	1,454,883	—	—	3,100,780
Residential mortgage current period charge-offs	—	—	(51)	(447)	(55)	(623)	(50)	—	(1,226)
Home equity loans
Pass	99,444	26,377	47,301	71,086	71,038	290,393	840,879	57,259	1,503,777
Substandard	—	—	47	255	—	1,168	1,441	844	3,755
Total home equity loans	99,444	26,377	47,348	71,341	71,038	291,561	842,320	58,103	1,507,532
Home equity current period charge-offs	—	(85)	(13)	(219)	(98)	(399)	(545)	(221)	(1,580)
Vehicle loans
Pass	1,157,146	477,435	335,622	281,604	111,302	58,034	—	—	2,421,143
Substandard	537	1,169	1,455	1,128	735	469	—	—	5,493
Total vehicle loans	1,157,683	478,604	337,077	282,732	112,037	58,503	—	—	2,426,636
Vehicle current period charge-offs	(527)	(1,663)	(2,159)	(2,129)	(1,205)	(1,145)	—	—	(8,828)
Consumer loans
Pass	34,396	17,034	8,244	3,117	1,063	3,128	68,963	489	136,434
Substandard	16	72	32	8	9	—	603	80	820
Total consumer loans	34,412	17,106	8,276	3,125	1,072	3,128	69,566	569	137,254
Consumer loan current period charge-offs	(2,488)	(872)	(805)	(500)	(313)	(1,206)	(166)	(91)	(6,441)
Total Personal Banking	1,357,050	563,522	610,030	966,938	896,029	1,808,075	911,886	58,672	7,172,202
Commercial Banking:
Commercial real estate loans
Pass	192,876	280,328	304,567	406,936	275,080	973,846	37,133	11,234	2,482,000
Special Mention	1,738	5,933	23,540	28,030	41,409	27,177	639	—	128,466
Substandard	886	29,241	22,868	81,445	55,020	112,043	1,942	1,785	305,230
Total commercial real estate loans	195,500	315,502	350,975	516,411	371,509	1,113,066	39,714	13,019	2,915,696
Commercial real estate current period charge-offs	—	(3)	(73)	(2,009)	(30)	(11,847)	(15)	(173)	(14,150)
Commercial real estate loans - owner occupied
Pass	59,948	34,150	28,382	17,798	54,818	134,942	5,764	—	335,802
Special Mention	—	—	—	—	615	2,508	—	—	3,123
Substandard	—	3,758	1,720	3,614	3,359	26,925	1,963	942	42,281
Total commercial real estate loans - owner occupied	59,948	37,908	30,102	21,412	58,792	164,375	7,727	942	381,206
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(336)	—	—	(336)
Commercial loans
Pass	741,190	531,151	246,591	210,899	35,114	55,116	569,922	2,847	2,392,830
Special Mention	187	21,007	7,883	976	426	107	31,262	4	61,852
Substandard	3,840	12,765	20,440	5,698	5,141	6,185	27,886	1,575	83,530
Total commercial loans	745,217	564,923	274,914	217,573	40,681	61,408	629,070	4,426	2,538,212
Commercial loans current period charge-offs	—	(128)	(489)	(2,986)	(230)	(1,493)	(310)	(1,459)	(7,095)
Total Commercial Banking	1,000,665	918,333	655,991	755,396	470,982	1,338,849	676,511	18,387	5,835,114

Total loans	$2,357,715	1,481,855	1,266,021	1,722,334	1,367,011	3,146,924	1,588,397	77,059	13,007,316
For the year ended December 31, 2025, $16 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table summarizes amortized cost basis loan balances by year of origination, class of loans, and risk category as of December 31, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$28,841	194,267	628,285	745,949	466,888	1,103,217	—	—	3,167,447
Substandard	—	51	1,107	464	321	8,879	—	—	10,822
Total residential mortgage loans	28,841	194,318	629,392	746,413	467,209	1,112,096	—	—	3,178,269
Residential mortgage current period charge-offs	—	—	(387)	—	(114)	(344)	—	—	(845)
Home equity loans
Pass	33,534	58,234	85,308	88,226	124,046	234,918	476,013	45,577	1,145,856
Substandard	—	—	174	91	52	1,352	1,080	791	3,540
Total home equity loans	33,534	58,234	85,482	88,317	124,098	236,270	477,093	46,368	1,149,396
Home equity current period charge-offs	—	—	(40)	(2)	(197)	(558)	(608)	(331)	(1,736)
Vehicle loans
Pass	616,515	452,912	443,997	228,309	64,332	59,950	—	—	1,866,015
Substandard	272	1,472	1,342	1,129	223	390	—	—	4,828
Total vehicle loans	616,787	454,384	445,339	229,438	64,555	60,340	—	—	1,870,843
Vehicle current period charge-offs	(454)	(2,197)	(2,626)	(2,087)	(414)	(1,031)	—	—	(8,809)
Consumer loans
Pass	27,363	14,779	6,330	2,707	735	5,914	65,055	581	123,464
Substandard	36	59	24	0	7	1	578	73	778
Total consumer loans	27,399	14,838	6,354	2,707	742	5,915	65,633	654	124,242
Consumer loan current period charge-offs	(1,106)	(2,015)	(678)	(285)	(116)	(1,044)	(651)	(34)	(5,929)
Total Personal Banking	706,561	721,774	1,166,567	1,066,875	656,604	1,414,621	542,726	47,022	6,322,750
Commercial Banking:
Commercial real estate loans
Pass	189,670	252,202	430,653	258,681	286,457	803,111	26,690	23,578	2,271,042
Special Mention	—	4,877	19,030	18,533	14,383	5,654	237	—	62,714
Substandard	—	2,273	11,137	48,539	19,356	80,417	175	73	161,970
Total commercial real estate loans	189,670	259,352	460,820	325,753	320,196	889,182	27,102	23,651	2,495,726
Commercial real estate current period charge-offs	(102)	(686)	(2,522)	(360)	(619)	(11,032)	—	—	(15,321)
Commercial real estate loans - owner occupied
Pass	53,831	14,252	32,095	46,911	11,933	141,211	640	—	300,873
Special Mention	—	1,166	2,231	93	—	5,165	1,232	—	9,887
Substandard	—	12,572	5,733	—	2,956	18,695	751	2,669	43,376
Total commercial real estate loans - owner occupied	53,831	27,990	40,059	47,004	14,889	165,071	2,623	2,669	354,136
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	729,863	353,568	262,498	29,806	12,633	56,300	475,333	3,381	1,923,382
Special Mention	—	3,914	3,898	627	479	7	28,127	11	37,063
Substandard	7,133	21,606	4,669	1,063	89	1,761	8,847	1,789	46,957
Total commercial loans	736,996	379,088	271,065	31,496	13,201	58,068	512,307	5,181	2,007,402
Commercial loans current period charge-offs	(1,456)	(6,752)	(4,301)	(235)	(522)	(916)	(212)	(68)	(14,462)
Total Commercial Banking	980,497	666,430	771,944	404,253	348,286	1,112,321	542,032	31,501	4,857,264

Total loans	$1,687,058	1,388,204	1,938,511	1,471,128	1,004,890	2,526,942	1,084,758	78,523	11,180,014

For the year ended December 31, 2024, $16 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off- balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2025 and 2024 are presented in the following table (in thousands):

	Years ended December 31,
	2025	2024
Loans commitments	$358,076	190,094
Undisbursed lines of credit	1,801,103	1,258,492
Standby letters of credit	66,275	57,923
Total	$2,225,454	1,506,509

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

Outstanding loan commitments at December 31, 2025 for fixed rate loans were $75 million. The interest rates on these commitments approximate market rates at December 31, 2025. Outstanding loan commitments at December 31, 2025 for adjustable rate loans were $284 million. The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2025, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $66 million, of which $63 million is fully collateralized. A liability (which represents deferred income) of $1 million has been recognized for the obligations as of December 31, 2025 and 2024, and there are no recourse provisions that would enable us to recover any amounts from third parties.

In addition, we maintain a $21 million credit limit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $13 million of the credit limit was allocated to credit cards that have been issued. These issued credit cards had an outstanding balance of $3 million at December 31, 2025. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to the correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(7)    Accrued Interest Receivable

Accrued interest receivable as of December 31, 2025 and 2024 is presented in the following table:

	December 31,
	2025	2024
Investment securities	$1,902	1,796
FHLB dividends	708	392
Mortgage-backed securities	5,323	3,741
Loans receivable	48,358	40,427
Total	$56,291	46,356

(8)    FHLB Stock

Northwest Bank is a member of the FHLB of Pittsburgh and a former member of the FHLB of Indianapolis. As a member of the FHLB of Pittsburgh, we are required to maintain a minimum investment in capital stock of the FHLB of Pittsburgh based upon

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
membership, level of borrowings, collateral balances or participation in other programs. As a former member of the FHLB of Indianapolis, we were required to maintain a minimum investment in the capital stock of the FHLB of Indianapolis based upon participation in certain past programs.

Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2025 and December 31, 2024 was $37 million and $18 million, respectively. In addition, our investment in the capital stock of the FHLB of Indianapolis at December 31, 2025 and December 31, 2024 was $0 million and $$3 million, respectively. We received dividends on capital stock during the years ended December 31, 2025 and 2024 of $2 million.

(9)    Premises and Equipment

Premises and equipment at December 31, 2025 and 2024 are summarized by major classification in the following table:

	December 31,
	2025	2024
Land and land improvements	$25,575	22,072
Office buildings and improvements	135,241	124,797
Furniture, fixtures and equipment	105,170	137,404
Leasehold improvements	30,001	26,984
Total, at cost	295,987	311,257
Less accumulated depreciation and amortization	(155,606)	(187,011)
Premises and equipment, net	$140,381	124,246

Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $12 million, $11 million, and $12 million, respectively.

(10)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Acquisitions	42,000	—
Less: accumulated amortization	(77,232)	(72,062)
Core deposit intangibles - net	$39,667	2,837
Total intangible assets - net	$39,667	2,837

The following information shows the actual aggregate amortization expense for the years ended December 31, 2025, 2024 and 2023 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2023	$3,270
For the year ended December 31, 2024	2,452
For the year ended December 31, 2025	5,171
For the year ending December 31, 2026	8,473
For the year ending December 31, 2027	7,073
For the year ending December 31, 2028	5,936
For the year ending December 31, 2029	5,102
For the year ending December 31, 2030	4,269

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2024	$380,997
Goodwill acquired	63,333
Balance at December 31, 2025	$444,330

We performed our annual goodwill impairment test as of June 30, 2025, 2024, and 2023 in accordance with ASC 350, Intangibles— Goodwill and Other, and concluded that goodwill was not impaired. As of December 31, 2025, 2024 and 2023, there were no events or changes in circumstances that would cause us to update that year’s goodwill impairment test and we concluded there was no impairment of goodwill as of such dates.

(11)    Deposits

Deposit balances at December 31, 2025 and 2024 are shown in the table below:

	December 31,
	2025	2024
Noninterest-bearing demand deposits	$3,123,229	2,621,415
Interest-bearing demand deposits	2,995,759	2,666,504
Money market deposit accounts	2,540,818	2,007,739
Savings deposits	2,366,513	2,171,251
Time deposits (1)	2,916,698	2,677,645
Total deposits	$13,943,017	12,144,554
(1)Includes $193 million and $201 million of brokered deposits at December 31, 2025 and 2024.

The aggregate amount of time deposits with a minimum denomination of $250,000 at December 31, 2025 and 2024 was $2.9 billion and $373.9 billion, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2025 and 2024, we had $2.0 billion and $1.9 billion of deposits in accounts exceeding $250,000, respectively.

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
Interest-bearing demand deposits	$31,598	27,394	11,606
Money market deposit accounts	43,248	34,563	24,734
Savings deposits	25,975	24,222	8,822
Time deposits (1)	98,157	119,313	60,181
Total interest expense on deposits	$198,978	205,492	105,343
(1)Includes $6 million, $18 million, and $8 million of interest expense on brokered deposits at December 31, 2025, 2024, and 2023.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
(12)                         Borrowings

 (a)                                 Borrowed Funds

Borrowed funds at December 31, 2025 and 2024 are presented in the following table:

	At December 31,
	2025		2024
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$332,569	3.99%	$175,000	4.64%
Term notes payable to the FHLB of Pittsburgh, due in more than one year	105,482	4.09%	—	—%
Total term notes payable to the FHLB	438,051		175,000
Collateralized borrowings, due within one year	8,232	1.55%	22,323	1.73%
Collateral received, due within one year	—	—%	3,008	4.65%
Total borrowed funds	$446,283		$200,331

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At December 31, 2025, the carrying value of these loans was $6.3 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At December 31, 2025 and December 31, 2024, there was no balance outstanding on the the revolving line of credit.

At December 31, 2025 and December 31, 2024, collateralized borrowings due within one year were $8 million and $22 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At December 31, 2025 and December 31, 2024, the carrying value of the cash and securities used as collateral was $33 million and $36 million, respectively.

At December 31, 2025 and December 31, 2024, collateral received was $0 million and $3 million, respectively. This represents collateral posted to us from our derivative counterparties.

At December 31, 2025 and December 31, 2024, term notes payable to the FHLB of Pittsburgh due within one year were $333 million and $175 million, respectively. At December 31, 2025 and December 31, 2024 the term notes payable to the FHLB of Pittsburgh due in more than one year was $105 million and $0 million, respectively.

The bank had FHLB letters of credit in the amount of $575 million which was pledged as collateral for public fund deposits at December 31, 2025 and 2024

(b)                                Subordinated Debt

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, subject to certain limitations based on maturity date,     bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding as of December 31, 2025. The subordinated debt issuance costs of approximately $2 million were amortized over five years on a straight-line basis into interest expense. At both December 31, 2025 and December 31, 2024, subordinated debentures, net of issuance costs, were $115 million. For each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023, total interest expense paid on the subordinate notes was $6 million, $5 million, and $5 million respectively.

(c)                                Junior Subordinate Debentures

The Company has seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of December 31, 2025 and 2024.

	Maturity date	Interest rate	Capital debt securities	December 31,
				2025	2024
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,049	8,024
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,850	2,823
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,995	3,891
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,986	3,883
			$128,875	130,093	129,834
(1)    Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, total interest expense paid on the trust preferred securities was $8 million, $10 million, and $9 million respectively.

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time.

(13)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2025, 2024 and 2023 as follows

	Years ended December 31,
	2025	2024	2023
Income tax expense	$36,777	29,268	40,121
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	11,002	6,513	3,429
Shareholders’ equity for pension adjustment	3,059	6,304	3,354
Shareholders’ equity for swap fair value adjustment	(676)	448	(110)
Unallocated income tax	$50,162	42,533	46,794

Income tax expense applicable to income before taxes consists of:

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Current tax provision/(benefit):
Federal	$34,528	20,022	36,599
State	8,674	6,443	8,442
Total current tax provision/(benefit)	43,202	26,465	45,041
Deferred tax provision/(benefit):
Federal	(6,688)	2,315	(5,267)
State	263	488	347
Total deferred tax provision/(benefit)	(6,425)	2,803	(4,920)
Total income tax expense/(benefit)
Federal	27,840	22,337	31,332
State	8,937	6,931	8,789
Total income tax expense	$36,777	29,268	40,121

We did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023.

Income taxes paid in the current period in accordance with ASU 2023-09 for the year ended December 31, 2025 is as follows:

Years ended December 31,
2025
Federal	$32,500
State and local:
Pennsylvania	5,200
Other	2,858
Foreign	—
Total	$40,558

A reconciliation of the expected federal statutory income tax rate to the effective rate in accordance with ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Years ended December 31, 2025
	Amount	Percentage of Pretax Income
Tax computed at the statutory federal rate	$34,186	21.0%
State income taxes, net of federal benefit (a)	7,060	4.3%
Tax credits
Low income housing tax credits (b)	(153)	(0.1)%
Nontaxable or nondeductible items
Tax-exempt interest income, net of disallowed interest	(2,191)	(1.3)%
Bank-owned life insurance	(2,643)	(1.6)%
Other	1,332	0.8%
Changes in unrecognized tax benefits	112	0.1%
Other adjustments
Dividends on stock plans	(636)	(0.4)%
Other	(290)	(0.2)%
Provision for income taxes	$36,777	22.6%
(a) State taxes in Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.
(b) Tax credits are net of associated investment impacts, such as proportional amortization and tax benefits of flow through losses.

A reconciliation of the expected federal statutory income tax rate to the effective rate before the adoption of ASU 2023-09, expressed as a percentage of pretax income for the year ended December 31, 2024 and 2023, is as follows:

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Years ended December 31,
	2024	2023
Expected tax rate	21.0%	21.0%
Tax-exempt interest income	(1.8)%	(1.2)%
State income tax, net of federal benefit	4.3%	4.0%
Bank-owned life insurance	(1.0)%	(1.0)%
Stock-based compensation	—%	—%
Dividends on stock plans	(0.5)%	(0.4)%
Low income housing and historic tax credits	—%	—%
Other	0.6%	0.5%
Effective tax rate	22.6%	22.9%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Deferred compensation expense	$6,820	3,761
Allowance for credit losses	34,002	26,497
Other reserves	3,528	3,909
Stock benefit plans	2,961	1,950
Unrealized loss on the fair value of securities available-for-sale	28,470	39,473
Lease liability	11,363	11,253
Purchase accounting	7,727	816
Net operating loss	256	534
Other	2,370	2,625
Total deferred tax assets	97,497	90,818
Deferred tax liabilities:
Pension expense	10,186	7,243
Intangible assets	19,700	18,858
Fixed assets	3,555	3,891
Net deferred loan costs	1,004	2,213
Right of use asset	10,126	10,404
Pension and post-retirement benefits	9,948	6,890
Other	2,135	2,811
Total deferred tax liabilities	56,654	52,310
Net deferred tax asset	$40,843	38,508

We have $14 million of Indiana net operating loss carryovers subject to annual limitation as Indiana conforms to the Internal Revenue Code Section 382 at December 31, 2025 and $20 million as of December 31, 2024. The carryovers begin to expire in 2026. Due to limitation, we do not currently expect to realize $8 million of the Indiana net operating loss carryover for both December 31, 2025 and 2024. This is netted against the net operating loss deferred tax asset in the preceding table.

The holding company has net operating loss carryforwards with the state of Pennsylvania of $169 million as of December 31, 2025 and $102 million as of December 31, 2024. The company has recorded a full valuation allowance against these carryforward attributes of Northwest Bancshares Inc. as it is not expected to realize these losses given the profitability of Northwest Bancshares for Pennsylvania tax purposes. The valuation allowance is netted against the net operating loss in the preceding table.

We recorded $0.2 million a valuation allowance against state deferred tax assets of a Northwest subsidiary since the subsidiary is not expected to utilize its deferred tax assets in the foreseeable future. This valuation allowance is netted against the net operating loss in the preceding table.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

The following table presents changes in unrecognized tax benefits at December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits:
Balance, beginning of year	$1,124	1,080	473
Increases related to prior year tax positions	101	104	623
Decreases related to prior year tax positions	(76)	(92)	(74)
Increases related to current year tax positions	99	32	58
Balance, end of year	$1,248	1,124	1,080

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2021 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2021.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (“IRC”), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. There was no required recapture of the pre-1988 reserves. The pre-1988 reserves would only be subject to recapture and income if there is a distribution in excess of earnings and profits or liquidation. Retained earnings at December 31, 2025 and 2024 include approximately $39 million representing such bad debt deductions for which no deferred income taxes have been provided.

(15)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS and the treasury stock method was used to determine diluted earnings per share for the years ended December 31, 2025 and 2024. The two-class method was used to determine basic and diluted EPS for the year ended December 31, 2023. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$126,013	100,278	134,957
Less: Dividends and undistributed earnings allocated to participating securities	65	125	339
Net income available to common shareholders - two class method - Basic and Diluted	$125,948	100,153	134,618

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	135,497,591	127,085,446	126,668,671
Add: Potentially dilutive shares	825,295	614,055	421,670
Denominator for treasury stock method - Diluted	136,322,886	127,699,501	127,090,341

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	135,497,591	127,085,446	126,668,671
Add: Average participating shares outstanding	74,083	158,719	319,501
Denominator for two class method - Diluted	135,571,674	127,244,165	126,988,172

Basic earnings per share	$0.93	0.79	1.06

Diluted earnings per share	$0.92	0.79	1.06

Anti-dilutive awards (1)	1,961	2,128	2,814
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

We also sponsor a retirement savings plan in which substantially all employees participate. We provide a matching contribution of 100% of each employee’s contribution to a maximum of 4% of the employee’s eligible bi-weekly compensation.

Effective August 1, 2020, the Northwest Pension Plan was amended to include a soft freeze. The soft freeze will allow those employees in an eligible position that were hired, rehired, or acquired on or before July 31, 2020, to continue to vest and accrue additional benefits for each year they are credited with 1,000 hours or more. Employees that are hired, rehired, acquired, or transfer to an eligible job classification on or after August 1, 2020 are not eligible to participate in the Pension Plan. We also acquired a noncontributory defined benefit plan as part of our acquisition of Penns Woods during the year. This plan was frozen prior to the acquisition. The tables below presented a combined view of our benefit plans unless otherwise stated.

Total expense for the defined contribution retirement savings plan was $5 million, $2 million, and $4 million for the years ended December 31, 2025, 2024 and 2023, and net periodic pension expense for the defined benefit pension plan was a benefit of $0.2 million, $3 million, and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth components of net periodic pension cost and other amounts recognized in other comprehensive income for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
	2025	2024	2023
Defined benefit pension plan:
Service cost	$4,479	5,701	6,241
Interest cost	9,039	8,821	9,009
Expected return on plan assets	(12,709)	(15,102)	(13,915)
Amortization of prior service cost	(812)	(2,254)	(2,254)
Amortization of the net (gain)/loss	(149)	71	(219)
Net periodic pension cost, defined benefit pension plans	(152)	(2,763)	(1,138)

Other changes in defined benefit pension plan recognized in other comprehensive income:
Net gain	(11,542)	(25,118)	(14,066)
Net actuarial loss due to settlement	(139)	—	—
Amortization of prior service cost	812	2,254	2,254
Total recognized in other comprehensive income	(10,869)	(22,864)	(11,812)
Total recognized in net periodic pension cost and other comprehensive income	$(11,021)	(25,627)	(12,950)

The estimated net gain and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost ending December 31, 2026 is $774,000 and $0, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2025 and 2024:

	December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$162,193	185,196
Service cost	4,479	5,701
Interest cost	9,039	8,821
Acquisition	15,637	—
Actuarial gain	(4,095)	(19,318)
Benefits paid	(14,780)	(18,207)
Benefit obligation at end of year	172,473	162,193

Change in plan assets:
Fair value of plan assets at beginning of year	219,604	216,596
Actual return on plan assets	20,957	20,832
Employer contributions	566	383
Acquisition	27,268	—
Benefits paid	(14,780)	(18,207)
Fair value of plan assets at end of period	253,615	219,604
Funded status at end of year	$81,142	57,411

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2025	2024	2023
Discount rate	5.44%	4.79%	4.99%
Expected long-term rate of return on assets	5.50%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2025	2024	2023
Discount rate	5.41%	5.44%	4.79%
Expected long-term rate of return on assets	5.50%	5.50%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category. We used the FTSE Above the Mean AA Discount Curve matching the duration of our benefit payments as of the measurement date, December 31 2025, to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plans was $171 million, $160 million, and $183 million at December 31, 2025, 2024 and 2023, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $2 million, $2 million, and $2 million at December 31, 2025, 2024 and 2023, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2025	2024
Projected benefit obligation	$172,473	162,193
Accumulated benefit obligation	172,473	162,193
Fair value of plan assets	253,615	219,604

Because of the current funding status, we do not anticipate a funding requirement for either plan during the year ending December 31, 2026.

The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee. The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 50% to 80% bonds and 20% to 35% equities for the Northwest Bank plan and an approximate asset mix position of 0% to 15% bonds and 65% to 85% equities and 5% to 40% other for the Penns Wood plan.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table sets forth the weighted average asset allocation of defined benefit plans for Northwest Bank:

		December 31,
	Target allocation	2025	2024
Equity securities	20 – 35%	22%	30%
Debt securities	50 – 80%	68%	64%
Other	0 – 10%	10%	6%
Total		100%	100%

The following table sets forth the weighted average asset allocation of defined benefit plans for Penns Woods Bancorp, Inc.:

		December 31,
	Target allocation	2025
Equity securities	65 – 85%	78%
Debt securities	0 – 15%	14%
Other	5 – 30%	8%
Total		100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in Note 17. The following table sets forth the pension plan assets as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Defined benefit pension assets:
Common stock	$19,653	17,320
Mutual funds	136,172	190,249
Money market funds	8,668	2,873
Fixed income	87,604	—
Other	1,518	9,162
Total defined benefit pension plan assets (1)	$253,615	219,604
(1)    The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $254 million and $220 million, respectfully.

The benefits expected to be paid in each year from 2026 to 2030 are $12.1 million, $12.3 million, $12.6 million, $13.0 million and $12.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2030 to 2035 are $63.7 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2025 and include estimated future employee service.

(b)                                 Stock-based Compensation

Stock-based awards are eligible for issuance under the our equity incentive plans to executives, directors and key employees of the Northwest Bancshares and its subsidiaries. On May 18, 2022, shareholders approved the Northwest Bancshares, Inc. 2022 Equity Incentive Plan with up to 3,500,000 shares authorized for award. This plan provides for the granting of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance awards. At December 31, 2025 917,306 shares were available for future grants.

We issue shares to fulfill stock-based award vesting from available authorized common shares. At December 31,2025, we believe there are adequate authorized common shares to satisfy anticipated stock-based vesting for all grants outstanding.

Stock-based compensation expense was $6 million, $6 million and $4 million and was included in compensation and employee benefits expense on the Consolidated Statements of Income during the years ended December 31, 2025, 2024 and 2023, respectively. The effect on net income for the years ended December 31, 2025, 2024 and 2023 was a reduction of $4 million, $4 million and $3 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Restricted Stock Awards, Restricted Stock Units and Performance Share Units

Restricted stock awards, Restricted Stock Units ("RSUs") and Performance Share Units (“PSUs”) are all issued subject to service restrictions. PSUs are payable contingent on the achievement of certain predefined performance objectives over a three-year measurement period with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. RSAs accumulate dividends that are paid upon vesting. Beginning in 2025 our RSUs and PSUs accrue a dividend equivalent that is paid upon vesting.

The following table summarizes the status of our restricted stock awards, restricted stock units and performance share units as of December 31, 2025, and the activity for the year ended December 31, 2025:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Quantity	Weighted average grant date fair value per share	Quantity	Weighted average grant date fair value per share	Quantity	Weighted average grant date fair value per share
Nonvested at January 1, 2025	158,719	$12.75	775,640	$10.35	545,977	9.98
Granted	46,355	12.15	435,456	11.30	325,536	11.50
Vested	(127,922)	12.95	(270,021)	10.42	0	0
Forfeited	(3,069)	12.88	(161,451)	10.78	(126,658)	11.80
Nonvested at December 31, 2025	74,083	12.03	779,624	11.26	744,855	10.58

At December 31, 2025, there was compensation expense of $5.5 million to be recognized for awarded but unvested RSUs and $3.7 million to be recognized for awarded but unvested PSUs, both with a weighted-average expense recognition period remaining of 1.5 years. At December 31, 2025, there was compensation expense of $240,641 to be recognized for awarded but unvested RSAs, with a weighted-average expense recognition period remaining of one year.

(c) Stock Option Plans

There were no stock options granted during the years ended December 31, 2025, December 31, 2024 or December 31, 2023. Previously granted options were valued using the Black-Scholes option pricing model.

The following table summarizes the activity in our option plans during the years ended December 31, 2025 (amounts in thousands except for per share and options):

	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at beginning of year	2,605,867	$15.28
Exercised (1)	(100,540)	11.08
Forfeited/expired	(293,733)	14.14
Balance at end of year	2,211,594	14.84	2.91	(6,288)
Expected to vest	58,158	11.85	3.29	9
Exercisable at end of year	2,153,436	14.92	2.90	(6,279)
(1)The total intrinsic value of options exercised was $154,000.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

Debt Securities — available-for-sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and U.S. government and agency debt securities.

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
December 31, 2025, 2024 and 2023

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

Subordinated Debentures

The fair value of our subordinated debentures is calculated using the discounted cash flows at rates observable for other similarly traded liabilities with consideration given to early call provisions.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2025 and 2024, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2025 and 2024:

	December 31, 2025
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$233,647	233,647	233,647	—	—	—
Securities available-for-sale	1,586,382	1,586,382	—	1,586,382	—	—
Securities held-to-maturity	683,369	605,929	—	605,929	—	—
Loans receivable, net	12,857,104	12,418,154	—	—	12,418,154	—
Loans held-for-sale	22,437	22,437	—	—	22,437	—
Accrued interest receivable	56,291	56,291	56,291	—	—	—
Interest rate lock commitments	617	617	—	—	617	—
Forward commitments	95	95	—	95	—	—
Foreign exchange swaps	4	4	—	4	—	—
Interest rate swaps designated as hedging instruments	—	—	—	51	—	(51)
Interest rate swaps not designated as hedging instruments	11,775	11,775	—	25,155	—	(13,380)
FHLB stock	36,628	36,628	—	—	—	—
Total financial assets	$15,488,349	14,971,959	289,938	2,217,616	12,441,208	(13,431)

Financial liabilities:
Savings and checking deposits	$11,026,319	11,026,319	11,026,319	—	—	—
Time deposits	2,916,698	2,909,139	—	—	2,909,139	—
Borrowed funds	446,283	444,936	446,836	—	—	(1,900)
Subordinated debt	114,800	114,800	—	114,800	—	—
Junior subordinated debentures	130,093	120,237	—	—	120,237	—
Interest rate swaps designated as hedging instruments	—	—	—	1,280	—	(1,280)
Interest rate swaps not designated as hedging instruments	15,115	15,115	—	25,366	—	(10,251)
Risk participation agreements	27	27	—	27	—	—
Accrued interest payable	6,846	6,846	6,846	—	—	—
Total financial liabilities	$14,656,181	14,637,419	11,480,001	141,473	3,029,376	(13,431)
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2025 and 2024.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total at fair value
Debt securities:
U.S. government and agencies	$—	35,912	—	—	35,912
Government sponsored enterprises	—	2,047	—	—	2,047
States and political subdivisions	—	83,268	—	—	83,268
Corporate	—	57,034	—	—	57,034
Total debt securities	—	178,261	—	—	178,261

Residential mortgage-backed securities:
GNMA	—	96,344	—	—	96,344
FNMA	—	139,786	—	—	139,786
FHLMC	—	167,647	—	—	167,647
Non-agency	—	3	—	—	3
Collateralized mortgage obligations:
GNMA	—	708,908	—	—	708,908
FNMA	—	97,672	—	—	97,672
FHLMC	—	197,761	—	—	197,761
Total mortgage-backed securities	—	1,408,121	—	—	1,408,121

Interest rate lock commitments	—	—	617	—	617
Forward commitments	—	95	—	—	95
Foreign exchange swaps	—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	51	—	(51)	—
Interest rate swaps not designated as hedging instruments	—	25,155	—	(13,380)	11,775
Total assets	$—	1,611,687	617	(13,431)	1,598,873

Foreign exchange swaps	$—	—	—	—	—
Interest rate swaps designated as hedging instruments	—	1,280	—	(1,280)	—
Interest rate swaps not designated as hedging instruments	—	25,366	—	(10,251)	15,115
Risk participation agreements	—	27	—	—	27
Total liabilities	$—	26,673	—	(11,531)	15,142
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Netting adjustments (1)	Total at fair value
Debt securities:
U.S. government and agencies	$—	35,391	—	—	35,391
Government sponsored enterprises	—	118	—	—	118
States and political subdivisions	—	58,627	—	—	58,627
Corporate	—	26,101	—	—	26,101
Total debt securities	—	120,237	—	—	120,237

Residential mortgage-backed securities:
GNMA	—	50,149	—	—	50,149
FNMA	—	84,212	—	—	84,212
FHLMC	—	89,840	—	—	89,840
Non-agency	—	5	—	—	5
Collateralized mortgage obligations:
GNMA	—	562,948	—	—	562,948
FNMA	—	74,395	—	—	74,395
FHLMC	—	127,158	—	—	127,158
Total mortgage-backed securities	—	988,707	—	—	988,707

Interest rate lock commitments	—	—	342	—	342
Forward commitments	—	34	—	—	34
Foreign exchange swaps	—	199	—	—	—
Interest rate swaps designated as hedging instruments	—	1,529	—	(32)	1,497
Interest rate swaps not designated as hedging instruments	—	37,697	—	(34,204)	3,493
Total assets	$—	1,148,403	342	(34,236)	1,114,509

Foreign exchange swaps	$—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	32	—	(32)	—
Interest rate swaps not designated as hedging instruments	—	37,767	—	(2,362)	35,405
Risk participation agreements	—	16	—	—	16
Total liabilities	$—	37,819	—	(2,362)	35,425
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Beginning balance January 1,	$342	641

Net activity	275	(299)
Transfers from Level 3	—	—
Transfers into of Level 3	—	—

Ending balance December 31,	$617	342

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2025:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	38,698	38,698
Real estate owned, net	—	—	76	76
Total assets	$—	—	38,774	38,774

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2025:

	Fair value ($)	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	38,698	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned, net	76	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	22,437	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Quantitative measures established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2025 and 2024, we and our banking

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
subsidiary exceeded all capital adequacy requirements to which we were subject and our regulatory capital ratios were above the minimum levels required to be considered “well capitalized” for regulatory purposes. To be considered as “well capitalized,” we and our banking subsidiary must maintain regulatory capital ratios as set forth in the table.

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

The actual, minimum required, and well capitalized levels as of December 31, 2025 and 2024 were as follows:

	At December 31, 2025
	Actual		Minimum capital requirements (1)		Well capitalized (2) requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,877,495	15.138%	$1,302,238	10.500%	$1,240,226	10.000%
Northwest Bank	1,735,293	14.006%	1,300,924	10.500%	1,238,975	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,504,320	12.129%	1,054,192	8.500%	744,136	6.000%
Northwest Bank	1,580,217	12.754%	1,053,129	8.500%	991,180	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,504,320	12.129%	868,158	7.000%	N/A	N/A
Northwest Bank	1,580,217	12.754%	867,283	7.000%	805,334	6.500%

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,504,320	9.291%	647,636	4.000%	N/A	N/A
Northwest Bank	1,580,217	9.767%	647,141	4.000%	808,926	5.000%
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	At December 31, 2024
	Actual (1)		Minimum capital requirements (2)		Well capitalized (3) requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,708,786	16.078%	$1,115,932	10.500%	$1,062,793	10.000%
Northwest Bank	1,466,832	13.814%	1,114,929	10.500%	1,061,837	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,468,646	13.819%	903,374	8.500%	637,676	6.000%
Northwest Bank	1,341,230	12.631%	902,561	8.500%	849,469	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,342,801	12.635%	743,955	7.000%	N/A	N/A
Northwest Bank	1,341,230	12.631%	743,286	7.000%	690,194	6.500%

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,468,646	10.390%	565,426	4.000%	N/A	N/A
Northwest Bank	1,341,230	9.496%	564,937	4.000%	706,171	5.000%
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
(2)    The 2024 capital conservation buffer of 2.5% does not apply to Tier 1 capital to average assets (leverage ratio). For further information related to the capital conservation buffer, see “Item 1. Business—Supervision and Regulation”.
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

(20)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of December 31, 2025, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(21)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Unrealized loss on marketable securities available-for-sale	$(96,126)	(130,248)
Fair value of interest rate swaps	(891)	1,159
Defined benefit pension plans	26,326	18,175
Accumulated other comprehensive loss	$(70,691)	(110,914)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2025:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(130,248)	1,159	18,175	(110,914)
Other comprehensive income/(loss) before reclassification adjustments (1) (2) (3)	34,075	(2,050)	8,825	40,850
Amounts reclassified from accumulated other comprehensive income (4) (5)	47	—	(674)	(627)
Net other comprehensive income/(loss)	34,122	(2,050)	8,151	40,223
Balance as of December 31,	$(96,126)	(891)	26,326	(70,691)
(1)Consists of unrealized holding gains, net of tax of $(11,002).
(2)Change in fair value of interest rate swaps, net of tax of $676.
(3)Consists of unrealized gains, net of tax of $(3,313).
(4)Consists of realized securities losses, net of tax of $(14).
(5)Consists of realized pension gains, net of tax of $255.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2024:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(150,659)	(374)	1,541	(149,492)
Other comprehensive (loss)/income before reclassification adjustments (1) (2) (3)	(6,378)	1,533	18,187	13,342
Amounts reclassified from accumulated other comprehensive income (4) (5)	26,789	—	(1,553)	25,236
Net other comprehensive income	20,411	1,533	16,634	38,578
Balance as of December 31,	$(130,248)	1,159	18,175	(110,914)
(1)Consists of unrealized holding losses, net of tax of $1,193.
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
(1)Consists of unrealized holding gain, net of tax of $(3,429).
(2)Change in fair value of interest rate swaps, net of tax of $110
(3)Consists of unrealized gains, net of tax of $(3,961).
(4)Consists of realized losses, net of tax of $(1,700).
(5)Consists of realized gains, net of tax of $607.
(22)    Segment Information

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

Accounting policies for the segment are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Banking Segment
	Years ended December 31,
	2025	2024	2023

Interest income	$749,668	669,196	587,922
Reconciliation of revenue
Service charges and fees	65,072	62,957	59,214
Trust and other financial services income	32,314	30,102	27,284
Gain/(loss) on sale of investments	178	(39,413)	(8,307)
Other revenue (1)	31,704	33,364	35,632
Consolidated revenues	$878,936	756,206	701,745

Less:
Interest expense	224,266	233,618	152,239
Segment net interest income and noninterest income	$654,670	522,588	549,506
Less:
Provision for credit losses	55,584	24,505	22,874
Compensation and employee benefits	237,910	214,455	195,691
Processing expenses	58,489	59,351	58,687
Premises and occupancy costs	31,399	29,469	29,151
Professional services	13,122	14,883	17,819
Office operations	13,599	12,433	12,955
Federal deposit insurance premiums	11,523	11,600	9,271
Other segment items (2)	70,254	26,346	27,980
Income tax expense	36,777	29,268	40,121
Segment net income/consolidated net income	$126,013	100,278	134,957
(1)    Other revenues include loan sales, gain on real estate owned, income from bank owned life insurance and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

	Banking Segment
	Years ended December 31,
	2025	2024	2023

Other segment disclosures
Interest income	$749,668	669,196	587,922
Interest expense	224,266	233,618	152,239
Depreciation	11,616	11,259	11,492
Amortization	5,171	2,452	3,270
Other significant noncash items:
Provision for credit losses	55,584	24,505	22,874
Segment assets	16,766,617	14,408,224	14,419,105
Expenditures for segment assets	15,143	4,618	2,275

(23)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$158,208	238,966
Investment in bank subsidiary	1,952,694	1,627,392
Other assets	11,608	9,397
Total assets	$2,122,510	1,875,755

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$244,893	244,372
Other liabilities	1,410	2,427
Total liabilities	246,303	246,799
Shareholders’ equity	1,876,207	1,628,956
Total liabilities and shareholders’ equity	$2,122,510	1,875,755

Statements of Income

	Years ended December 31,
	2025	2024	2023
Income:
Interest income	$162	185	187
Other income	698	737	729
Dividends from bank subsidiary	50,000	75,000	215,000
Undistributed earnings from equity investment in bank subsidiary	91,357	38,694	(67,106)
Total income	142,217	114,616	148,810
Expense:
Compensation and employee benefits	2,242	1,972	1,906
Other expenses	3,267	1,339	1,044
Interest expense	14,506	14,593	14,342
Total expense	20,015	17,904	17,292
Income before income taxes	122,202	96,712	131,518
Income tax benefit	(3,811)	(3,566)	(3,439)
Net income	$126,013	100,278	134,957

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023
Operating activities:
Net income	$126,013	100,278	134,957
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(91,357)	(38,694)	67,106
Net change in other assets and liabilities	(2,945)	757	900
Net cash provided by operating activities	31,711	62,341	202,963

Investing activities:
Net purchase sale of marketable securities	—	—	—
Acquisition, net of cash received	(3,485)	—	—
Net cash used in investing activities	(3,485)	—	—

Financing activities:
Cash dividends paid on common stock	(109,913)	(101,854)	(101,669)
Proceeds from stock options exercised	929	2,453	630
Net cash used in financing activities	(108,984)	(99,401)	(101,039)
Net (decrease)/increase in cash and cash equivalents	$(80,758)	(37,060)	101,924

Cash and cash equivalents at beginning of period	$238,966	276,026	174,102
Net (decrease)/increase in cash and cash equivalents	(80,758)	(37,060)	101,924
Cash and cash equivalents at end of period	$158,208	238,966	276,026

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
(24)     Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

As of December 31, 2025, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from two to three years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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
December 31, 2025, 2024 and 2023
The following table presents information regarding our derivative financial instruments at the dates indicated. Amounts in the table below are presented gross without the impact of any net collateral agreements (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	51	125,000	1,280
Derivatives not designated as hedging instruments:
Interest rate swap agreements	912,021	25,155	912,021	25,366
Foreign exchange swap agreements	2,592	4	—	—
Interest rate lock commitments	24,772	617	—	—
Forward commitments	2,711	95	—	—
Risk participation agreements	—	—	117,582	27
Total derivatives	$992,096	25,922	1,154,603	26,673

At December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$125,000	1,529	50,000	32
Derivatives not designated as hedging instruments:
Interest rate swap agreements	780,177	37,697	780,177	37,767
Foreign exchange swap agreements	5,724	199	2,690	4
Interest rate lock commitments	17,426	342	—	—
Forward commitments	1,509	34	—	—
Risk participation agreements	—	—	129,439	16
Total derivatives	$929,836	39,801	962,306	37,819
The following table presents income or expenses recognized on derivatives for the periods indicated (in thousands):

	For the years ended December 31,
	2025	2024	2023
Hedging derivatives:
Decrease in interest expense	$1,043	2,659	1,573

Non-hedging swap derivatives:
(Decrease)/Increase in other income	(354)	444	(613)
Increase/(decrease) in mortgage banking income	515	(277)	(34)
The following table presents information regarding our derivative financial instruments designated as hedging for the year ended December 31, 2025 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.35%	$(180)	5/11/2027	16
Issued May 12, 2023	25,000	3.38%	(165)	5/12/2028	28
Issued May 19, 2023	25,000	3.77%	(89)	11/19/2027	23
Issued May 31, 2023	25,000	3.92%	(36)	11/30/2026	11
Issued July 26, 2023	25,000	4.10%	11	7/26/2028	31
Issued July 31, 2023	25,000	4.18%	34	1/31/2028	25
Issued August 9, 2023	25,000	4.22%	22	8/9/2027	19
Total	$175,000		$(403)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of December 31, 2025 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$51	(51)	—
Interest rate swaps - not hedging	25,155	(13,380)	11,775

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	$1,280	(1,280)	—
Interest rate swaps - not hedging	25,366	(10,251)	15,115

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

There were no changes made in our internal controls during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data”.

ITEM 9B.                                       OTHER INFORMATION

During the three months ended December 31, 2025, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted. modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

Except for the information relating to our Code of Ethics and insider trading policies and procedures set forth in the two preceding paragraphs, we incorporate by reference the information responsive to this Item appearing in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed no later than 120 days after December 31, 2025.

ITEM 11.                                         EXECUTIVE COMPENSATION

We incorporate by reference the information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the additional information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2025 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and right (1)	Number of securities remaining available for issuance under plan
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	681,334	14.97	—
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	1,530,260	14.79	—
Northwest Bancshares, Inc. 2022 Equity Incentive Plan	—	—	917,306
Total	2,211,594	14.84	917,306
(1)Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the additional information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Pittsburgh, PA, Auditor Firm ID: 185.

We incorporate by reference the additional information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

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
(D)Consolidated Statements of Financial Condition at December 31, 2025 and 2024
(E)Consolidated Statements of Income for the Years ended December 31, 2025, 2024 and 2023
(F)Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024 and 2023
(G)Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2025, 2024 and 2023
(H)Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023
(I)Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

2.1	Agreement and Plan of Merger by and between Northwest Bancshares, Inc. and Penns Woods Bancorp, Inc. dated December 16, 2024. *	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on December 20, 2024.

3.1	Articles of Incorporation.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.2	Articles of Amendment to Articles of Incorporation.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 25, 2025.

4.1	Form of Common Stock Certificate.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

4.2	Description of Registrant’s Securities.

	Certain instruments defining the rights of holders of long-term obligation of the Registrant (the total amount of securities authorized under each of which does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis) are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. We agree to furnish copies of any such instruments to the Securities and Exchange Commission upon request.	Filed herewith as Exhibit 4.2.

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.4	Northwest Bank Annual Performance Award Plan.	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 22, 2022.

10.5	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.6	Northwest Bancshares, Inc. 2011 Equity Incentive Plan.	Incorporated by reference to the Appendix A to the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 1, 2011.

10.7	Northwest Bancshares, Inc. 2018 Equity Incentive Plan.	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.

10.8	Northwest Bancshares, Inc. 2022 Equity Incentive Plan.	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 10, 2022.

10.9	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 01, 2019.

10.10	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 01, 2019.

10.11	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 01, 2019.

10.12	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265056), filed with the SEC on May 18, 2022.

10.13	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265056), filed with the SEC on May 18, 2022.

10.14	Form of Restricted Stock Award Agreement under the 2022 Equity Incentive Plan.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265056), filed with the SEC on May 18, 2022.

10.15	Amended and Restated Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Louis J. Torchio.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 25, 2025.

10.16	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Scott J. Watson.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 23, 2024.

10.17	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Greg J. Betchkal.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 23, 2024.

10.18	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Jacques M. DesMarteau.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 25, 2025.

10.19	Retirement Agreement by and between William W. Harvey, Jr., Northwest Bancshares, Inc. and Northwest Bank.	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 21, 2023.

10.20	Independent Contractor Consulting Agreement by and between William W. Harvey, Jr., Northwest Bancshares, Inc. and Northwest Bank.	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 21, 2023.

10.21	Amended and Restated Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Douglas M. Schosser.	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 25, 2025.

10.22	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Urich Bowers.	Filed herewith as Exhibit 10.22

10.23	Form of Change in Control Agreement for Certain Other Executive Officers	Filed herewith as Exhibit 10.23

19	Insider Trading Policy.	Filed herewith as Exhibit 19.

21	Subsidiaries of Registrant.	Filed herewith as Exhibit 21.

23	Consent of KPMG LLP.	Filed herewith as Exhibit 23.

24	Power of Attorney.	Not required.

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 31.1.

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 31.2.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **	Furnished herewith as Exhibit 32.

97	Policy Relating to Recovery of Extraneously Awarded Compensation.	Filed herewith as Exhibit 97.

101	Interactive Data File (XBRL).	Filed herewith as Exhibit 101.

104	Cover Page Interactive Data File (XBRL).	Filed herewith as Exhibit 104.

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

NORTHWEST BANCSHARES, INC.

Date: February 25, 2026	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2026	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2026	By:	/s/ Douglas M. Schosser
Douglas M. Schosser, Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2026	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr., Chief Accounting Officer (Principal Accounting Officer)

Date: February 25, 2026	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Chairman and Director

Date: February 25, 2026	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: February 25, 2026	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 25, 2026	By:	/s/ Wilbur R. Davis
Wilbur R. Davis, Director

Date: February 25, 2026	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 25, 2026	By:	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Director

Date: February 25, 2026	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 25, 2026	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: February 25, 2026	By:	/s/ David M. Tullio
David M. Tullio, Director

Date: February 25, 2026	By:	/s/ Pablo A. Vegas
Pablo A. Vegas, Director

Date: February 25, 2026	By:	/s/ Amber L. Williams
Amber L. Williams, Director