Form 10-Q
period 2026-03-31
Northwest Bancshares, Inc.
filed 2026-05-07
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 146,314,651 shares outstanding as of April 30, 2026.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$286,707	233,647
Marketable securities available-for-sale (amortized cost of $1,884,060 and $1,710,978, respectively)	1,746,919	1,586,382
Marketable securities held-to-maturity (fair value of $567,470 and $605,929, respectively)	646,661	683,369
Total cash and cash equivalents and marketable securities	2,680,287	2,503,398

Loans held-for-sale	16,846	22,437
Loans held for investment	13,055,948	13,007,316
Allowance for credit losses	(150,045)	(150,212)
Loans receivable, net	12,905,903	12,857,104

FHLB stock, at cost	32,781	36,628
Accrued interest receivable	57,221	56,291
Real estate owned, net	65	76
Premises and equipment, net	141,477	140,381
Bank-owned life insurance	292,103	294,386
Goodwill	444,330	444,330
Other intangible assets, net	37,478	39,667
Other assets	298,558	371,919
Total assets	$16,907,049	16,766,617

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,121,044	3,123,229
Interest-bearing demand deposits	2,937,654	2,995,759
Money market deposit accounts	2,734,781	2,540,818
Savings deposits	2,444,799	2,366,513
Time deposits	2,975,026	2,916,698
Total deposits	14,213,304	13,943,017

Borrowed funds	350,884	446,283
Subordinated debt	114,800	114,800
Junior subordinated debentures	130,158	130,093
Advances by borrowers for taxes and insurance	40,127	37,309
Accrued interest payable	8,585	6,846
Other liabilities	144,884	197,845
Total liabilities	15,002,742	14,876,193

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 146,302,025 and 146,107,964 shares issued and outstanding, respectively	1,463	1,461
Additional paid-in capital	1,271,372	1,270,444
Retained earnings	710,351	689,210
Accumulated other comprehensive loss	(78,879)	(70,691)
Total shareholders’ equity	1,904,307	1,890,424
Total liabilities and shareholders’ equity	$16,907,049	16,766,617
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2026	2025
Interest income:
Loans receivable	$180,549	164,638
Mortgage-backed securities	16,999	11,730
Taxable investment securities	1,601	933
Tax-free investment securities	762	512
FHLB stock dividends	768	366
Interest-earning deposits	871	2,416
Total interest income	201,550	180,595
Interest expense:
Deposits	51,083	47,325
Borrowed funds	7,985	5,452
Total interest expense	59,068	52,777
Net interest income	142,482	127,818
Provision for credit losses - loans	4,954	8,256
Provision/(benefit) for credit losses - unfunded commitments	(585)	(345)
Net interest income after provision for credit losses	138,113	119,907
Noninterest income:
Gain on sale of investments	11	—
Gain on sale of SBA loans	1,186	1,238
Service charges and fees	17,118	14,987
Trust and other financial services income	8,618	7,910
Gain on real estate owned, net	70	84
Income from bank-owned life insurance	2,042	1,331
Mortgage banking income	329	696
Other operating income	3,208	2,109
Total noninterest income	32,582	28,355
Noninterest expense:
Compensation and employee benefits	58,330	54,540
Premises and occupancy costs	9,863	8,400
Office operations	3,875	2,977
Collections expense	878	328
Processing expenses	16,806	13,990
Marketing expenses	1,668	1,880
Federal deposit insurance premiums	2,895	2,328
Professional services	3,523	2,756
Amortization of intangible assets	2,189	504
Merger, asset disposition and restructuring expense	631	1,123
Other expenses	3,380	2,911
Total noninterest expense	104,038	91,737
Income before income taxes	66,657	56,525
Federal and state income taxes expense	16,121	13,067
Net income	$50,536	43,458
Basic earnings per share	$0.35	0.34
Diluted earnings per share	$0.34	0.34
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2026	2025
Net income	$50,536	43,458
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding (losses)/gains, net of tax of $3,430 and ($4,483), respectively	(9,108)	13,863
Reclassification adjustment for (gains)/losses included in net income, net of tax of $2 and $0, respectively	(7)	—
Net unrealized holding (losses)/gains on marketable securities	(9,115)	13,863

Change in fair value of interest rate swaps, net of tax of ($274) and $378, respectively	727	(1,261)

Defined benefit plan:
Net gain, net of tax of ($125) and $0, respectively	331	—
Reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $51 and $64, respectively	(131)	(169)
Net gain/(loss) on defined benefit plans	200	(169)

Other comprehensive (loss)/income	(8,188)	12,433

Total comprehensive income	$42,348	55,891
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2026	Shares	Amount
Beginning balance at December 31, 2025	146,107,964	$1,461	1,270,444	689,210	(70,691)	1,890,424

Comprehensive income:
Net income	—	—	—	50,536	—	50,536

Other comprehensive income, net of tax of $3,084	—	—	—	—	(8,188)	(8,188)

Total comprehensive income	—	—	—	50,536	(8,188)	42,348

Exercise of stock options	25,002	—	243	—	—	243

Stock-based compensation expense	260,980	3	685	—	—	688

Common shares returned (1)	(91,921)	(1)	—	—	—	(1)

Dividends paid ($0.20 per share)	—	—	—	(29,395)	—	(29,395)

Ending balance at March 31, 2026	146,302,025	$1,463	1,271,372	710,351	(78,879)	1,904,307
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	43,458	—	43,458

Other comprehensive loss, net of tax of ($4,041)	—	—	—	—	12,433	12,433

Total comprehensive income	—	—	—	43,458	12,433	55,891

Exercise of stock options	2,977	—	31	—	—	31

Stock-based compensation expense	226,084	2	1,677	—	—	1,679

Stock-based compensation forfeited	(761)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,502)	—	(25,502)

Ending balance at March 31, 2025	127,736,303	$1,277	1,035,093	691,066	(98,481)	1,628,955
(1) includes shares withheld for taxes and forfeitures

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income	$50,536	43,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,368	7,911
(Gain)/loss on sale of investments	(11)	—
Net gain/loss on sale of assets	(25)	(101)
Mortgage banking activity	(64)	(670)
Gain on sale of SBA loans	(1,186)	(1,143)
Net depreciation, amortization and accretion	(1,346)	596
Decrease in other assets	63,315	65,841
Decrease in other liabilities	(49,361)	(16,895)
Net amortization on marketable securities	(54)	(51)
Noncash compensation expense related to stock benefit plans	687	1,679
Noncash write-down of other assets	21	160
Origination of loans held-for-sale	(41,552)	(35,979)
Proceeds from sale of loans held-for-sale	48,536	42,806
Net cash provided by operating activities	73,864	107,612

Investing activities:
Purchase of marketable securities available-for-sale	(213,204)	(46,420)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	36,531	14,497
Proceeds from maturities and principal reductions of marketable securities available-for-sale	40,362	20,556
Proceeds from bank-owned life insurance	14,339	—
Loan originations	(1,368,879)	(915,437)
Proceeds from loan maturities and principal reductions	1,321,853	879,505
Net proceeds of FHLB stock	3,847	3,065
Proceeds from sale of real estate owned	21	120
Purchases of premises and equipment, net	(4,308)	(1,822)
Net cash used in investing activities	(169,438)	(45,936)

Financing activities:
Net increase in deposits	270,286	29,602
Repayments of long-term borrowings	(24,238)	—
Net decrease in short-term borrowings	(71,080)	(3,061)
Increase in advances by borrowers for taxes and insurance	2,818	2,079
Cash dividends paid on common stock	(29,395)	(25,502)
Proceeds from stock options exercised	243	31
Net cash provided by financing activities	148,634	3,149
Net increase in cash and cash equivalents	$53,060	64,825

Cash and cash equivalents at beginning of period	$233,647	288,378
Net increase in cash and cash equivalents	53,060	64,825
Cash and cash equivalents at end of period	$286,707	353,203

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $42,489 and $40,140, respectively)	$57,329	52,869
Income taxes	542	774

Non-cash activities:
Loan foreclosures and repossessions	$1,193	850
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 161 community-banking offices throughout Pennsylvania, Western New York, northeaster Ohio, and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest Bank, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, Northwest Capital Group, Inc., Mutual Federal Interest Corporation and the M Group, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

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

The Penns Woods transactions constitute a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of the acquisition date.

Under the terms of the merger agreement, each share of Penns Woods common stock was converted into 2.385 shares of the Company's common stock, or a total of 18,226,469 shares of common stock of the Company, valued at $230 million, based on the $12.63 per share closing price of the Company's stock on July 25, 2025 with cash in lieu of fractional shares paid at a rate of $13.14 per whole share of Company common stock. Additionally, any outstanding unexercised Penns Woods stock options of were cancelled in exchange for a cash payment at the spread value over the exercise price with total consideration paid of $4 million.

Preliminary goodwill associated with the Penns Woods acquisition totaled $63.3 million at March 31, 2026, which reflects expected synergies and economies of scale from the acquisition. The goodwill at March 31, 2026 was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments, and is subject to change if the Company obtains additional information and evidence within the one-year measurement period. Valuations subject to change include, but are not limited to: loans, certain other assets and liabilities, and related deferred income taxes. The Company did not record any measurement period adjustments in the first quarter of 2026.

The following table shows the preliminary assessment of the consideration transferred and assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands):

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

We estimated the fair value of loans acquired from Penns Woods by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of Penns Woods allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The following table presents additional information related to the acquired Penns Woods loan portfolio at the acquisition date, including the initial ACL recorded at acquisition on the PCD loans (amounts in thousands).

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

The goodwill, which is not amortized for book purposes, was assigned to our only segment, Banking, and is not deductible for tax purposes.

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

The following table presents unaudited pro forma information as if the acquisition of Penns Woods had occurred on January 1, 2025. These results combine the historical results of Penns Woods in the Company's Consolidated Statements of Income and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements or expense efficiencies. Pro forma adjustments below include the net impact of Penns Woods loan accretion, CDI amortization and the elimination of merger-related costs and day 1 provision expense for non-PCD acquired loans. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Proforma (unaudited)
	Three Months Ended March 31,
	2026	2025

Total revenues (1)	$175,064	173,979
Net income available to common shareholders	50,712	52,124
(1) Includes net interest income and total noninterest income

The Company's operating results for the three ended March 31, 2026 includes the operating results of the acquired assets and assumed liabilities of Penns Woods subsequent to the acquisition on July 25, 2025. Due to the conversion of Penns Woods systems occurring at the merger date, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former Penns Woods operations is impracticable and thus disclosures of the revenue from the assets acquired and net income is impracticable for the period subsequent to acquisition.

(3)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$1,571	11	(11)	1,571
Due after ten years	40,722	—	(7,230)	33,492

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,022	4	(1)	1,025
Due after five years through ten years	996	3	—	999

Municipal securities:
Due within one year	2,475	6	—	2,481
Due after one year through five years	10,492	72	(13)	10,551
Due after five years through ten years	26,140	343	(1,607)	24,876
Due after ten years	51,009	239	(7,459)	43,789

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after five years through ten years	12,627	74	(160)	12,541
Due after ten years	71,460	1,380	(367)	72,473

Mortgage-backed securities:
Fixed rate pass-through	518,443	2,211	(12,893)	507,761
Variable rate pass-through	2,835	55	(2)	2,888
Fixed rate agency CMOs	1,099,815	1,413	(113,354)	987,874
Variable rate agency CMOs	43,953	161	(16)	44,098
Total mortgage-backed securities	1,665,046	3,840	(126,265)	1,542,621
Total marketable securities available-for-sale	$1,884,060	5,972	(143,113)	1,746,919

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$1,631	11	(13)	1,629
Due after ten years	41,673	—	(7,390)	34,283

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,040	6	(2)	1,044
Due after five years through ten years	996	7	—	1,003

Municipal securities:
Due within one year	1,810	9	—	1,819
Due after one year through five years	10,876	118	(7)	10,987
Due after five years through ten years	25,111	393	(1,253)	24,251
Due after ten years	52,342	342	(6,473)	46,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after one year through five years	4,716	12	(22)	4,706
Due after five years through ten years	46,436	1,429	(64)	47,801
Due after ten years	4,000	27	—	4,027

Mortgage-backed securities:
Fixed rate pass-through	407,377	4,008	(10,685)	400,700
Variable rate pass-through	3,015	66	(2)	3,079
Fixed rate agency CMOs	1,063,820	3,170	(108,309)	958,681
Variable rate agency CMOs	45,635	105	(79)	45,661
Total mortgage-backed securities	1,519,847	7,349	(119,075)	1,408,121
Total marketable securities available-for-sale	$1,710,978	9,703	(134,299)	1,586,382

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$107,989	—	(8,248)	99,741

Mortgage-backed securities:
Fixed rate pass-through	115,294	—	(12,468)	102,826
Variable rate pass-through	301	2	—	303
Fixed rate agency CMOs	422,549	—	(58,476)	364,073
Variable rate agency CMOs	528	—	(1)	527
Total mortgage-backed securities	538,672	2	(70,945)	467,729
Total marketable securities held-to-maturity	$646,661	2	(79,193)	567,470

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$16,477	—	(98)	16,379
Due after five years through ten years	107,988	—	(8,216)	99,772

Mortgage-backed securities:
Fixed rate pass-through	118,614	1	(12,362)	106,253
Variable rate pass-through	310	3	—	313
Fixed rate agency CMOs	439,452	—	(56,766)	382,686
Variable rate agency CMOs	528	—	(2)	526
Total mortgage-backed securities	558,904	4	(69,130)	489,778
Total marketable securities held-to-maturity	$683,369	4	(77,444)	605,929

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at March 31, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$92	92
Due after one year through five years	14,537	13,888
Due after five years through ten years	16,795	17,031
Due after ten years	1,633,622	1,511,610
Total mortgage-backed securities	$1,665,046	1,542,621

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at March 31, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due after one year through five years	$31,700	28,616
Due after five years through ten years	67,553	60,492
Due after ten years	439,419	378,621
Total mortgage-backed securities	$538,672	467,729

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2026 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$1,013	(11)	133,264	(15,479)	134,277	(15,490)
Municipal securities	7,458	(64)	39,382	(9,015)	46,840	(9,079)
Corporate issues	44,848	(527)	—	—	44,848	(527)
Mortgage-backed securities - agency	688,171	(4,631)	983,409	(192,579)	1,671,580	(197,210)
Total	$741,490	(5,233)	1,156,055	(217,073)	1,897,545	(222,306)

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$1,055	(13)	150,484	(15,706)	151,539	(15,719)
Corporate debt issues	4,914	(86)	—	—	4,914	(86)
Municipal securities	5,627	(14)	41,333	(7,719)	46,960	(7,733)
Mortgage-backed securities - agency	109,300	(170)	1,105,007	(188,035)	1,214,307	(188,205)
Total	$120,896	(283)	1,296,824	(211,460)	1,417,720	(211,743)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2026, which were comprised of 359 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of March 31, 2026, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2026.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2026 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2026.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$107,989	107,989
Mortgage-backed securities	538,672	538,672
Total marketable securities held-to-maturity	$646,661	646,661

(4)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Personal Banking:
Residential mortgage loans	3,035,984	3,100,780
Home equity loans	1,495,800	1,507,532
Vehicle loans	2,530,245	2,426,636
Consumer loans	130,322	137,254
Total Personal Banking	7,192,351	7,172,202

Commercial Banking:
Commercial real estate loans	2,766,612	2,915,696
Commercial real estate loans - owner occupied	394,702	381,206
Commercial and industrial	2,702,283	2,538,212
Total Commercial Banking	5,863,597	5,835,114
Total loans receivable, gross	13,055,948	13,007,316

Allowance for credit losses	(150,045)	(150,212)
Total loans receivable, net (1)	12,905,903	12,857,104
(1) Includes $14 million and $8 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2026 and December 31, 2025, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2026 (in thousands):

	Balance as of March 31, 2026	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$9,895	220	(1,001)	130	10,546
Home equity loans	6,340	334	(291)	148	6,149
Vehicle loans	26,346	2,804	(2,930)	527	25,945
Consumer loans	5,022	1,397	(1,601)	409	4,817
Total Personal Banking	47,603	4,755	(5,823)	1,214	47,457

Commercial Banking:
Commercial real estate loans	56,604	(2,008)	(254)	632	58,234
Commercial real estate loans - owner occupied	5,030	348	—	3	4,679
Commercial and industrial	40,808	1,859	(1,155)	262	39,842
Total Commercial Banking	102,442	199	(1,409)	897	102,755
Total	$150,045	4,954	(7,232)	2,111	150,212

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$86	(5)	—	—	91
Total Personal Banking	86	(5)	—	—	91

Commercial Banking:
Commercial real estate loans	1,728	(198)	—	—	1,926
Commercial real estate loans - owner occupied	136	(29)	—	—	165
Commercial and industrial	10,149	(353)	—	—	10,502
Total Commercial Banking	12,013	(580)	—	—	12,593
Total off-balance sheet exposure	$12,099	(585)	—	—	12,684

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2025 (in thousands):

	Balance as of March 31, 2025	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,275	(593)	(588)	109	14,347
Home equity loans	4,624	(150)	(273)	202	4,845
Vehicle loans	22,455	1,815	(2,301)	552	22,389
Consumer loans	1,997	1,261	(1,504)	357	1,883
Total Personal Banking	42,351	2,333	(4,666)	1,220	43,464

Commercial Banking:
Commercial real estate loans	45,583	(151)	(116)	1,522	44,328
Commercial real estate loans - owner occupied	4,187	298	—	7	3,882
Commercial and industrial loans	30,688	5,776	(571)	338	25,145
Total Commercial Banking	80,458	5,923	(687)	1,867	73,355
Total	$122,809	8,256	(5,353)	3,087	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	61	(1)	—	—	62
Total Personal Banking	61	(1)	—	—	62

Commercial Banking:
Commercial real estate loans	2,956	(1,198)	—	—	4,154
Commercial real estate loans - owner occupied	136	(24)	—	—	160
Commercial and industrial loans	10,451	878	—	—	9,573
Total Commercial Banking	13,543	(344)	—	—	13,887
Total off-balance sheet exposure	$13,604	(345)	—	—	13,949

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2026 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,035,984	9,895	10,500	—
Home equity loans	1,495,800	6,340	4,780	—
Vehicle loans	2,530,245	26,346	5,534	—
Consumer loans	130,322	5,022	198	524
Total Personal Banking	7,192,351	47,603	21,012	524

Commercial Banking:
Commercial real estate loans	2,766,612	56,604	46,123	—
Commercial real estate loans - owner occupied	394,702	5,030	1,214	—
Commercial and industrial	2,702,283	40,808	22,594	19
Total Commercial Banking	5,863,597	102,442	69,931	19

Total	$13,055,948	150,045	90,943	543

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,100,780	10,546	12,247	—
Home equity loans	1,507,532	6,149	3,755	—
Vehicle loans	2,426,636	25,945	5,493	—
Consumer loans	137,254	4,817	218	602
Total Personal Banking	7,172,202	47,457	21,713	602

Commercial Banking:
Commercial real estate loans	2,915,696	58,234	56,223	—
Commercial real estate loans - owner occupied	381,206	4,679	1,262	—
Commercial and industrial	2,538,212	39,842	28,085	44
Total Commercial Banking	5,835,114	102,755	85,570	44

Total	$13,007,316	150,212	107,283	646

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended March 31, 2026 (in thousands):

		March 31, 2026
	Nonaccrual loans at January 1, 2026	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$12,247	7,681	2,819	10,500
Home equity loans	3,755	4,195	585	4,780
Vehicle loans	5,493	4,582	952	5,534
Consumer loans	218	198	—	198
Total Personal Banking	21,713	16,656	4,356	21,012

Commercial Banking:
Commercial real estate loans	56,223	27,505	18,618	46,123
Commercial real estate loans - owner occupied	1,262	228	986	1,214
Commercial and industrial	28,085	20,701	1,893	22,594
Total Commercial Banking	85,570	48,434	21,497	69,931

Total	$107,283	65,090	25,853	90,943

During the three months ended March 31, 2026, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2025 (in thousands):

		December 31, 2025
	Nonaccrual loans at January 1, 2025	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$6,951	9,158	3,089	12,247
Home equity loans	3,332	3,017	738	3,755
Vehicle loans	4,829	4,563	930	5,493
Consumer loans	199	218	—	218
Total Personal Banking	15,311	16,956	4,757	21,713

Commercial Banking:
Commercial real estate loans	36,183	24,186	32,037	56,223
Commercial real estate loans - owner occupied	784	275	987	1,262
Commercial and industrial	9,123	22,114	5,971	28,085
Total Commercial Banking	46,090	46,575	38,995	85,570

Total	$61,401	63,531	43,752	107,283

During the year ended December 31, 2025, we did not recognize any interest income on nonaccrual loans.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of March 31, 2026 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$29,704	49	—	29,753
Commercial and industrial	2,330	7,414	1,642	11,386
Total Commercial Banking	32,034	7,463	1,642	41,139

Total	$32,034	7,463	1,642	41,139

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$40,086	50	—	40,136
Commercial and industrial	5,821	9,425	2,352	17,598
Total Commercial Banking	45,907	9,475	2,352	57,734

Total	$45,907	9,475	2,352	57,734

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

	For the quarter ended March 31,
	2026			2025
	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$4	—	0.00%	—	31	—	0.00%
Home equity loans	1	—	0.00%	—	89	—	0.01%
Total Personal Banking	5	—	0.00%	—	120	—	0.00%

Commercial Banking:
Commercial real estate loans	8,692	—	0.31%	30	1,827	—	0.08%
Commercial real estate loans - owner occupied	—	2,974	0.75%	—	—	—	0.00%
Commercial and industrial	—	—	—%	1,785	8	10	0.09%
Total Commercial Banking	8,692	2,974	0.20%	1,815	1,835	10	0.08%

Total	$8,697	2,974	0.09%	1,815	1,955	10	0.03%

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended March 31,
	2026		2025
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—%	281	—%	130	0
Home equity loans	—%	13	—%	119	0
Total Personal Banking	—%	77	—%	122	0

Commercial Banking:
Commercial real estate loans	—%	5	—%	5	0.5
Commercial real estate loans - owner occupied	4%	17	—%	0	0
Commercial and industrial	—%	0	1%	89	0.8
Total Commercial Banking	4%	8	1%	5	0.8
Total loans	4%	8	1%	12	0.8

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of March 31, 2026 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$610	168	—	214
Home equity loans	364	4	—	—
Vehicle loans	3	—	—	—
Consumer loans	5	—	—	—
Total Personal Banking	982	172	—	214

Commercial Banking:
Commercial real estate loans	105,472	5,438	—	42
Commercial real estate loans - owner occupied	6,065	—	—	—
Commercial and industrial	390	49	—	—
Total Commercial Banking	111,927	5,487	—	42
Total loans	$112,909	5,659	—	256

The following table presents the performance of loans modified within the previous twelve months of March 31, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$516	8	—	191
Home equity loans	195	—	—	25
Consumer loans	9	—	—	—
Total Personal Banking	720	8	—	216

Commercial Banking:
Commercial real estate loans	30	—	—	1,827
Commercial real estate loans - owner occupied	645	—	—	—
Commercial and industrial	1,828	—	—	—
Total Commercial Banking	2,503	—	—	1,827
Total loans	$3,223	8	—	2,043

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the quarter ended March 31,
	2026		2025
	Term extension	Payment delay	Term extension	Payment delay
Personal Banking:
Residential mortgage loans	$214	$—	—	$191
Home equity loans	—	—	25	—
Total Personal Banking	214	—	25	191

Commercial Banking:
Commercial real estate loans	—	42	1,827	—
Total Commercial Banking	—	42	1,827	—

Total	$214	42	1,852	191

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2026 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$44,502	2,531	6,468	53,501	2,982,483	3,035,984
Home equity loans	5,932	2,946	3,263	12,141	1,483,659	1,495,800
Vehicle loans	9,650	3,764	3,843	17,257	2,512,988	2,530,245
Consumer loans	779	500	718	1,997	128,325	130,322
Total Personal Banking	60,863	9,741	14,292	84,896	7,107,455	7,192,351

Commercial Banking:
Commercial real estate loans	16,435	25,659	17,296	59,390	2,707,222	2,766,612
Commercial real estate loans - owner occupied	1,106	200	986	2,292	392,410	394,702
Commercial and industrial	7,127	8,432	11,266	26,825	2,675,458	2,702,283
Total Commercial Banking	24,668	34,291	29,548	88,507	5,775,090	5,863,597
Total loans	$85,531	44,032	43,840	173,403	12,882,545	13,055,948

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$41,180	10,934	10,001	62,115	3,038,665	3,100,780
Home equity loans	6,488	2,316	2,492	11,296	1,496,236	1,507,532
Vehicle loans	13,271	4,161	4,098	21,530	2,405,106	2,426,636
Consumer loans	792	438	795	2,025	135,229	137,254
Total Personal Banking	61,731	17,849	17,386	96,966	7,075,236	7,172,202

Commercial Banking:
Commercial real estate loans	24,379	12,736	31,723	68,838	2,846,858	2,915,696
Commercial real estate loans - owner occupied	4,266	205	1,022	5,493	375,713	381,206
Commercial and industrial	5,657	2,899	16,269	24,825	2,513,387	2,538,212
Total Commercial Banking	34,302	15,840	49,014	99,156	5,735,958	5,835,114
Total originated loans	$96,033	33,689	66,400	196,122	12,811,194	13,007,316

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of March 31, 2026 (in thousands):

	YTD March 31, 2026	2025	2024	2023	2022	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$17,622	61,479	39,366	206,557	595,055	2,105,406	—	—	3,025,485
Substandard	—	—	—	984	915	8,600	—	—	10,499
Total residential mortgage loans	17,622	61,479	39,366	207,541	595,970	2,114,006	—	—	3,035,984
Residential mortgage current period charge-offs	—	—	—	—	—	(1,001)	—	—	(1,001)
Home equity loans
Pass	26,149	94,914	25,168	45,137	67,943	343,957	831,045	56,707	1,491,020
Substandard	—	46	139	14	265	984	2,527	805	4,780
Total home equity loans	26,149	94,960	25,307	45,151	68,208	344,941	833,572	57,512	1,495,800
Home equity current period charge-offs	—	—	—	—	(49)	(74)	(32)	(136)	(291)
Vehicle loans
Pass	346,080	1,089,703	425,197	292,068	237,110	134,553	—	—	2,524,711
Substandard	—	1,115	1,048	1,385	977	1,009	—	—	5,534
Total vehicle loans	346,080	1,090,818	426,245	293,453	238,087	135,562	—	—	2,530,245
Vehicle current period charge-offs	—	(565)	(736)	(671)	(517)	(441)	—	—	(2,930)
Consumer loans
Pass	10,731	25,594	14,687	6,923	2,385	3,730	65,082	467	129,599
Substandard	—	36	57	16	12	1	546	55	723
Total consumer loans	10,731	25,630	14,744	6,939	2,397	3,731	65,628	522	130,322
Consumer loan current period charge-offs	(310)	(352)	(197)	(217)	(114)	(393)	(9)	(9)	(1,601)
Total Personal Banking	400,582	1,272,887	505,662	553,084	904,662	2,598,240	899,200	58,034	7,192,351
Commercial Banking:
Commercial real estate loans
Pass	46,666	175,826	261,484	264,826	346,591	1,160,895	36,337	10,806	2,303,431
Special mention	—	8,117	5,408	53,015	23,165	48,346	544	—	138,595
Substandard	—	1,709	32,584	19,709	61,718	204,883	2,353	1,630	324,586
Total commercial real estate loans	46,666	185,652	299,476	337,550	431,474	1,414,124	39,234	12,436	2,766,612
Commercial real estate current period charge-offs	—	—	—	—	—	(254)	—	—	(254)
Commercial real estate loans - owner occupied
Pass	7,474	66,968	35,409	33,702	21,730	179,380	3,210	—	347,873
Special mention	—	3,685	—	—	127	4,038	939	—	8,789
Substandard	2,974	—	4,776	1,307	4,320	20,014	3,726	923	38,040
Total commercial real estate loans - owner occupied	10,448	70,653	40,185	35,009	26,177	203,432	7,875	923	394,702
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	207,762	745,024	460,974	228,052	196,117	78,377	624,598	2,540	2,543,444
Special mention	—	638	23,532	9,547	3,260	428	7,975	3	45,383
Substandard	—	2,059	26,870	19,065	4,350	7,229	52,513	1,370	113,456
Total commercial and industrial	207,762	747,721	511,376	256,664	203,727	86,034	685,086	3,913	2,702,283
Commercial and industrial current period charge-offs	—	(65)	(203)	(121)	(209)	(185)	(303)	(69)	(1,155)
Total Commercial Banking	264,876	1,004,026	851,037	629,223	661,378	1,703,590	732,195	17,272	5,863,597

Total loans	$665,458	2,276,913	1,356,699	1,182,307	1,566,040	4,301,830	1,631,395	75,306	13,055,948
For the three months ended March 31, 2026, $8 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$65,511	41,435	216,600	607,377	709,122	1,448,488	—	—	3,088,533
Substandard	—	—	729	2,363	2,760	6,395	—	—	12,247
Total residential mortgage loans	65,511	41,435	217,329	609,740	711,882	1,454,883	—	—	3,100,780
Residential mortgage current period charge-offs	—	—	(51)	(447)	(55)	(623)	(50)	—	(1,226)
Home equity loans
Pass	99,444	26,377	47,301	71,086	71,038	290,393	840,879	57,259	1,503,777
Substandard	—	—	47	255	—	1,168	1,441	844	3,755
Total home equity loans	99,444	26,377	47,348	71,341	71,038	291,561	842,320	58,103	1,507,532
Home equity current period charge-offs	—	(85)	(13)	(219)	(98)	(399)	(545)	(221)	(1,580)
Vehicle loans
Pass	1,157,146	477,435	335,622	281,604	111,302	58,034	—	—	2,421,143
Substandard	537	1,169	1,455	1,128	735	469	—	—	5,493
Total vehicle loans	1,157,683	478,604	337,077	282,732	112,037	58,503	—	—	2,426,636
Vehicle current period charge-offs	(527)	(1,663)	(2,159)	(2,129)	(1,205)	(1,145)	—	—	(8,828)
Consumer loans
Pass	34,396	17,034	8,244	3,117	1,063	3,128	68,963	489	136,434
Substandard	16	72	32	8	9	—	603	80	820
Total consumer loans	34,412	17,106	8,276	3,125	1,072	3,128	69,566	569	137,254
Consumer loan current period charge-offs	(2,488)	(872)	(805)	(500)	(313)	(1,206)	(166)	(91)	(6,441)
Total Personal Banking	1,357,050	563,522	610,030	966,938	896,029	1,808,075	911,886	58,672	7,172,202
Commercial Banking:
Commercial real estate loans
Pass	192,876	280,328	304,567	406,936	275,080	973,846	37,133	11,234	2,482,000
Special Mention	1,738	5,933	23,540	28,030	41,409	27,177	639	—	128,466
Substandard	886	29,241	22,868	81,445	55,020	112,043	1,942	1,785	305,230
Total commercial real estate loans	195,500	315,502	350,975	516,411	371,509	1,113,066	39,714	13,019	2,915,696
Commercial real estate current period charge-offs	—	(3)	(73)	(2,009)	(30)	(11,847)	(15)	(173)	(14,150)
Commercial real estate loans - owner occupied
Pass	59,948	34,150	28,382	17,798	54,818	134,942	5,764	—	335,802
Special Mention	—	—	—	—	615	2,508	—	—	3,123
Substandard	—	3,758	1,720	3,614	3,359	26,925	1,963	942	42,281
Total commercial real estate loans - owner occupied	59,948	37,908	30,102	21,412	58,792	164,375	7,727	942	381,206
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(336)	—	—	(336)
Commercial and industrial
Pass	741,190	531,151	246,591	210,899	35,114	55,116	569,922	2,847	2,392,830
Special Mention	187	21,007	7,883	976	426	107	31,262	4	61,852
Substandard	3,840	12,765	20,440	5,698	5,141	6,185	27,886	1,575	83,530
Total commercial and industrial	745,217	564,923	274,914	217,573	40,681	61,408	629,070	4,426	2,538,212
Commercial and industrial current period charge-offs	—	(128)	(489)	(2,986)	(230)	(1,493)	(310)	(1,459)	(7,095)
Total Commercial Banking	1,000,665	918,333	655,991	755,396	470,982	1,338,849	676,511	18,387	5,835,114

Total loans	$2,357,715	1,481,855	1,266,021	1,722,334	1,367,011	3,146,924	1,588,397	77,059	13,007,316
For the year ended December 31, 2025, $16 million of revolving loans were converted to term loans.

(5)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Amortizable intangible assets:
Core deposit intangibles - gross	$116,899	74,899
Acquisitions	—	42,000
Less: accumulated amortization	(79,421)	(77,232)
Core deposit intangibles - net	$37,478	39,667
Total intangible assets - net	$37,478	39,667

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2026 and 2025, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2026	$2,189
For the quarter ended March 31, 2025	504
For the year ending December 31, 2026	8,473
For the year ending December 31, 2027	7,073
For the year ending December 31, 2028	5,936
For the year ending December 31, 2029	5,102
For the year ending December 31, 2030	4,269
For the year ending December 31, 2031	3,685

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2025	$444,330
Balance at March 31, 2026	$444,330

We performed our annual goodwill impairment test as of June 30, 2025 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired. As of March 31, 2026, there were no events or changes in circumstances that would cause us to update that year’s goodwill impairment test and we concluded there was no impairment of goodwill as of such dates.

(6)    Borrowings

(a)    Borrowed Funds

Borrowed funds at March 31, 2026 and December 31, 2025 are presented in the following table (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$263,331	3.93%	$332,569	3.99%
Term notes payable to the FHLB of Pittsburgh, due in more than one year	85,401	4.06%	105,482	4.09%
Total term notes payable to the FHLB	348,732		438,051
Collateralized borrowings, due within one year	649	1.04%	8,232	1.55%
Collateral received, due within one year	1,503	3.64%	—	—%
Total borrowed funds	$350,884		$446,283

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At March 31, 2026, the carrying value of these loans was $6.3 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was no balance on the revolving line of credit at March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, collateralized borrowings due within one year were $1 million and $8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At March 31, 2026, the carrying value of the cash and securities used as collateral was $32 million.

At March 31, 2026 and December 31, 2025, collateral received was $2 million and $0 million, respectively. This represents collateral posted to us from our derivative counterparties.

At March 31, 2026 and December 31, 2025, term notes payable to the FHLB of Pittsburgh due within one year was $263 million and $333 million, respectively. At March 31, 2026 and December 31, 2025 term notes payable to the FHLB of Pittsburgh due in more than one year was $85 million and $105 million, respectively.

(b)    Subordinated Debt

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, subject to certain limitations based on maturity date, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million were amortized over five years on a straight-line basis into interest expense. At March 31, 2026 and December 31, 2025, subordinated notes, net of issuance costs, were $115 million. For the three months ended March 31, 2026 and March 31, 2025 total interest expense paid on the subordinated notes was $2 million and $1 million, respectively.

(b)    Junior Subordinated Debentures

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

	Maturity date	Interest rate	Capital debt securities	March 31, 2026	December 31, 2025
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,055	8,049
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,857	2,850
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	4,021	3,995
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	4,012	3,986
			$128,875	130,158	130,093
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the three months ended March 31, 2026 and March 31, 2025 total interest expense paid on trust preferred securities was $2 million.

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time.

(7)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2026, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $67 million, of which $64 million is fully collateralized. At March 31, 2026, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $23 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $16 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $2 million at March 31, 2026. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(8)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three months ended March 31, 2026 and 2025 and the treasury stock method was used to determine diluted earnings per share for the three months ended March 31, 2026 and 2025.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2026	2025
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$50,536	43,458
Less: Dividends and undistributed earnings allocated to participating securities	10	54
Net income available to common shareholders - two class method - Basic and Diluted	$50,526	43,404

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	146,106,143	127,387,573
Add: Potentially dilutive shares	744,492	911,440
Denominator for treasury stock method - Diluted	146,850,635	128,299,013

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	146,106,143	127,387,573
Add: Average participating shares outstanding	29,037	157,993
Denominator for two class method - Diluted	146,135,180	127,545,566

Basic earnings per share	$0.35	0.34

Diluted earnings per share	$0.34	0.34

Anti-dilutive awards (1)	1,964	2,111
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

(9)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$1,028	1,120	—	—
Interest cost	2,249	2,173	17	15
Expected return on plan assets	(3,302)	(2,989)	—	—
Amortization of prior service cost	—	(203)	—	—
Amortization of the net loss	(202)	(37)	21	7
Net periodic cost	$(227)	64	38	22

Because of the current funding status, we do not anticipate a funding requirement during the year ending December 31, 2026.

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

Subordinated Debentures

The fair value of our subordinated debentures is calculated using the discounted cash flows at rates observable for other similarly traded liabilities with considerations given to early call provisions.

Junior Subordinated Debentures

The fair value of junior subordinated debentures is calculated using the discounted cash flows at the prevailing rate of interest.

Interest Rate Lock Commitments and Forward Commitments

The fair value of interest rate lock commitments is based on the value of underlying loans held-for-sale which is based on quoted prices for similar loans in the secondary market. This value is then adjusted based on the probability of the loan closing (i.e., the “pull-

through” amount, a significant unobservable input). The fair value of forward sale commitments is based on quoted prices from the secondary market based on the settlement date of the contracts.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2026 and December 31, 2025, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2026 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$286,707	286,707	286,707	—	—	—
Securities available-for-sale	1,746,919	1,746,919	—	1,746,919	—	—
Securities held-to-maturity	646,661	567,470	—	567,470	—	—
Loans receivable, net	12,905,903	12,476,928	—	—	12,476,928	—
Loans held-for-sale	16,846	16,846	—		16,846	—
Accrued interest receivable	57,221	57,221	57,221	—	—	—
Interest rate lock commitments	541	541	—	—	541	—
Forward commitments	37	37	—	37	—	—
Foreign exchange swaps	6	6	—	6	—	—
Interest rate swaps designated as hedging instruments	—	—	—	320	—	(320)
Interest rate swaps not designated as hedging instruments	8,414	8,414	—	23,231	—	(14,817)
FHLB stock	32,781	32,781	—	—	—	—
Total financial assets	$15,702,036	15,193,870	343,928	2,337,983	12,494,315	(15,137)

Financial liabilities:
Savings and checking deposits	$11,238,278	11,238,278	11,238,278	—	—	—
Time deposits	2,975,026	2,971,247	—	—	2,971,247	—
Borrowed funds	350,884	343,475	351,222	—	—	(7,747)
Subordinated debt	114,800	114,800	—	114,800	—	—
Junior subordinated debentures	130,158	127,111	—	—	127,111	—
Foreign exchange swaps	11	11	—	11	—	—
Interest rate swaps designated as hedging instruments	—	—	—	547	—	(547)
Interest rate swaps not designated as hedging instruments	16,511	16,511	—	23,354	—	(6,843)
Risk participation agreements	22	22	—	22	—	—

Accrued interest payable	8,585	8,585	8,585	—	—	—
Total financial liabilities	$14,834,275	14,820,040	11,598,085	138,734	3,098,358	(15,137)
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2025 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$233,647	233,647	233,647	—	—	—
Securities available-for-sale	1,586,382	1,586,382	—	1,586,382	—	—
Securities held-to-maturity	683,369	605,929	—	605,929	—	—
Loans receivable, net	12,857,104	12,418,154	—	—	12,418,154	—
Loans held-for-sale	22,437	22,437	—	—	22,437	—
Accrued interest receivable	56,291	56,291	56,291	—	—	—
Interest rate lock commitments	617	617	—	—	617	—
Forward commitments	95	95	—	95	—	—
Forward exchange swaps	4	4	—	4	—	—
Interest rate swaps designated as hedging instruments	—	—	—	51	—	(51)
Interest rate swaps not designated as hedging instruments	11,775	11,775	—	25,155	—	(13,380)
FHLB stock	36,628	36,628	—	—	—	—
Total financial assets	$15,488,349	14,971,959	289,938	2,217,616	12,441,208	(13,431)

Financial liabilities:
Savings and checking accounts	$11,026,319	11,026,319	11,026,319	—	—	—
Time deposits	2,916,698	2,909,139	—	—	2,909,139	—
Borrowed funds	446,283	444,936	446,836	—	—	(1,900)
Subordinated debt	114,800	114,800	—	114,800	—	—
Junior subordinated debentures	130,093	120,237	—	—	120,237	—
Interest rate swaps designated as hedging instruments	—	—	—	1,280	—	(1,280)
Interest rate swaps not designated as hedging instruments	15,115	15,115	—	25,366	—	(10,251)
Risk participation agreements	27	27	—	27	—	—
Accrued interest payable	6,846	6,846	6,846	—	—	—
Total financial liabilities	$14,656,181	14,637,419	11,480,001	141,473	3,029,376	(13,431)
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2026 and December 31, 2025.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	35,063	—	—	35,063
Government-sponsored enterprises	—	2,023	—	—	2,023
States and political subdivisions	—	81,698	—	—	81,698
Corporate	—	85,514	—	—	85,514
Total debt securities	—	204,298	—	—	204,298

Mortgage-backed securities:
GNMA	—	142,414	—	—	142,414
FNMA	—	143,385	—	—	143,385
FHLMC	—	224,847	—	—	224,847
Non-agency	—	3	—	—	3
Collateralized mortgage obligations:
GNMA	—	735,375	—	—	735,375
FNMA	—	92,734	—	—	92,734
FHLMC	—	203,863	—	—	203,863
Total mortgage-backed securities	—	1,542,621	—	—	1,542,621

Interest rate lock commitments	—	—	541	—	541
Forward commitments	—	37	—	—	37
Foreign exchange swaps	—	6	—	—	6
Interest rate swaps designated as hedging instruments	—	320	—	(320)	—
Interest rate swaps not designated as hedging instruments	—	23,231	—	(14,817)	8,414
Total assets	$—	1,770,513	541	(15,137)	1,755,917

Foreign exchange swaps	$—	11	—	—	11
Interest rate swaps designated as hedging instruments	$—	547	—	(547)	—
Interest rate swaps not designated as hedging instruments	—	23,354	—	(6,843)	16,511
Risk participation agreements	—	22	—	—	22
Total liabilities	$—	23,934	—	(7,390)	16,544
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	35,912	—	—	35,912
Government-sponsored enterprises	—	2,047	—	—	2,047
States and political subdivisions	—	83,268	—	—	83,268
Corporate	—	57,034	—	—	57,034
Total debt securities	—	178,261	—	—	178,261

Mortgage-backed securities:
GNMA	—	96,344	—	—	96,344
FNMA	—	139,786	—	—	139,786
FHLMC	—	167,647	—	—	167,647
Non-agency	—	3	—	—	3
Collateralized mortgage obligations:
GNMA	—	708,908	—	—	708,908
FNMA	—	97,672	—	—	97,672
FHLMC	—	197,761	—	—	197,761
Total mortgage-backed securities	—	1,408,121	—	—	1,408,121

Interest rate lock commitments	—	—	617	—	617
Forward commitments	—	95	—	—	95
Foreign exchange swaps	—	4	—	—	4
Interest rate swaps designated as hedging instruments	—	51	—	(51)	—
Interest rate swaps not designated as hedging instruments	—	25,155	—	(13,380)	11,775
Total assets	$—	1,611,687	617	(13,431)	1,598,873

Interest rate swaps designated as hedging instruments	—	1,280	—	(1,280)	—
Interest rate swaps not designated as hedging instruments	—	25,366	—	(10,251)	15,115
Risk participation agreements	—	27	—	—	27
Total liabilities	$—	26,673	—	(11,531)	15,142
(1)     Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2026	2025
Beginning balance,	$617	342
Interest rate lock commitments:
Net activity	(76)	91
Transfers from Level 3	—	—
Transfers into Level 3	—	—

Ending balance	$541	433

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed and real estate owned.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	23,392	23,392
Real estate owned, net	—	—	65	65
Total assets	$—	—	23,457	23,457

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	38,698	38,698
Real estate owned, net	—	—	76	76
Total assets	$—	—	38,774	38,774

Individually Assessed Loans — A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2025 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2026 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$23,392	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned, net	65	Appraisal value (1)	Estimated cost to sell	15%

Loans held for sale	16,846	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

As of March 31, 2026, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities spread over the next three years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets or other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2026
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	320	100,000	547
Derivatives not designated as hedging instruments:
Interest rate swap agreements	895,872	23,231	895,872	23,354
Foreign exchange swap agreements	1,702	6	2,450	11
Interest rate lock commitments	20,425	541	—	—
Forward commitments	1,973	37	—	—
Risk participation agreements	—	—	114,536	22
Total Derivatives	$994,972	24,135	1,112,858	23,934

At December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	51	125,000	1,280
Derivatives not designated as hedging instruments:
Interest rate swap agreements	912,021	25,155	912,021	25,366
Foreign exchange swap agreements	2,592	4	—	—
Interest rate lock commitments	24,772	617	—	—
Forward commitments	2,711	95	—	—
Risk participation agreements	—	—	117,582	27
Total derivatives	$992,096	25,922	1,154,603	26,673
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2026	2025
Hedging derivatives:
Decrease in interest expense	$294	294

Non-hedging swap derivatives:
Increase/(decrease) in other income	82	(381)
(Decrease)/increase in mortgage banking income	(245)	162

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended March 31, 2026 (dollars in thousands):

	Notional amount	Effective rate	Estimated (decrease)/increase to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.41%	$(124)	5/11/2027	13
Issued May 12, 2023	25,000	3.52%	(112)	5/12/2028	25
Issued May 19, 2023	25,000	3.80%	(39)	11/19/2027	20
Issued May 31, 2023	25,000	3.94%	15	11/30/2026	8
Issued July 26, 2023	25,000	4.13%	62	7/26/2028	28
Issued July 31, 2023	25,000	4.22%	84	1/31/2028	22
Issued August 9, 2023	25,000	4.22%	82	8/9/2027	16
Total	$175,000		$(32)

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of March 31, 2026 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$320	(320)	—
Interest rate swaps - not hedging	23,231	(14,817)	8,414

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	547	(547)	—
Interest rate swaps - not hedging	23,354	(6,843)	16,511

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

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2026, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2026
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2025	$(96,126)	(891)	26,326	(70,691)

Other comprehensive income/(loss) income before reclassification adjustments (1) (3) (4)	(9,108)	727	331	(8,050)
Amounts reclassified from accumulated other comprehensive income (2) (5)	(7)	—	(131)	(138)

Net other comprehensive income/(loss)	(9,115)	727	200	(8,188)

Balance as of March 31, 2026	$(105,241)	(164)	26,526	(78,879)

	For the quarter ended March 31, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive (loss)/income before reclassification adjustments (6) (8)	13,863	(1,261)	—	12,602
Amounts reclassified from accumulated other comprehensive income (7) (9)	—	—	(169)	(169)

Net other comprehensive income/(loss)	13,863	(1,261)	(169)	12,433

Balance as of March 31, 2025	$(116,385)	(102)	18,006	(98,481)
(1)Consists of unrealized holding losses, net of tax of $3,430.
(2)Consists of realized gain, net of tax of $2.
(3)Change in fair value of interest rate swaps, net of tax ($274).
(4)Consists of unrealized gains, net of tax of ($125).
(5)Consists of realized gains, net of tax of $51.
(6)Consists of unrealized holding gains, net of tax of ($4,483).
(7)Consists of realized losses, net of tax of $0
(8)Change in fair value of interest rate swaps, net of tax $378.
(9)Consists of realized gains, net of tax of $64.

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

Accounting policies for segment are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2025 Annual Report on Form 10-K. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Banking Segment
	Quarter ended March 31,
	2026	2025

Interest income	$201,550	180,595
Reconciliation of revenue
Service charges and fees	17,118	14,987
Trust and other financial services income	8,618	7,910
Other revenue (1)	6,846	5,458
Consolidated revenues	$234,132	208,950

Less:
Interest expense	59,068	52,777
Segment net interest income and noninterest income	$175,064	156,173
Less:
Provision for credit losses	4,369	7,911
Compensation and employee benefits	58,330	54,540
Processing expenses	16,806	13,990
Premises and occupancy costs	9,863	8,400
Professional services	3,523	2,756
Office operations	3,875	2,977
Federal deposit insurance premiums	2,895	2,328
Other segment items (2)	8,746	6,746
Income tax expense	16,121	13,067
Segment net income/consolidated net income	$50,536	43,458
(1)    Other revenues include gain/(loss) on sale of investments, gain on real estate owned, income from bank owned life insurance and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended March 31,
	2026	2025

Other segment disclosures
Interest income	$201,550	180,595
Interest expense	59,068	52,777
Depreciation	3,169	2,775
Amortization	2,189	504
Other significant noncash items:
Provision for credit losses	4,369	7,911
Segment assets	16,907,049	14,453,727
Expenditures for segment assets	4,308	1,822

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
•    trade disputes, barriers to trade or the emergence of trade restrictions and the resulting impacts on market volatility and global trade;
•    growing fiscal deficits;
•    potential recession or slowing of growth in the U.S., Europe and other regions;
•    developments in the Middle East;
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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2025 Annual Report on Form 10-K.

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

In November 2025, the FASB issued ASU 2025-09. "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU more closely aligns hedge accounting with the economics of an entity’s risk management activities. The revised guidance allows for individually forecasted transactions with similar risk exposure to be hedged in a group, enables the hedging of the variable price components of forecasted purchases or sales of nonfinancial assets, introduces a model for hedging interest payments on debt instruments with multiple rate options and allows a borrower to select a documented interest rate index and/or tenor without automatically discontinuing hedge accounting. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. We do not believe this guidance will have a material impact on the Company's financial statements.

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

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s first quarter 2026 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the first quarter 2025 results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded preliminary goodwill of $63 million and core deposit intangibles of $42 million related to the acquisition.

Comparison of Financial Condition

Total assets at March 31, 2026 were $16.9 billion, an increase of $140 million from December 31, 2025. A discussion of significant changes follows.

Cash and cash equivalents increased by $53 million, or 23%, to $287 million at March 31, 2026, from $234 million at December 31, 2025 due to growth in our deposits exceeding the growth in loans and securities.

Total marketable securities increased to $2.4 billion at March 31, 2026, increasing by $124 million, or 5%, from December 31, 2025. Available-for-sale securities increased by $161 million, this was driven by the purchase of additional securities. Held-to-maturity securities decreased $37 million, driven by maturities and regular monthly cash flows.

Gross loans receivable was $13.1 billion at March 31, 2026, increasing $49 million from December 31, 2025. This increase is attributed to net growth of C&I and vehicle loans. Our total personal banking loan portfolio increased by $20 million, to $7.2 billion at March 31, 2026 while our total commercial banking loans increased by $28 million, to $5.9 billion at March 31, 2026.

The following table provides the various loan sectors in our commercial real estate portfolio at March 31, 2026:

Property type	Percent of portfolio
Retail Building	12.6%
5 or more unit dwelling	11.8
Commercial office building - non-owner occupied	8.1
Nursing Home	7.8
Manufacturing & industrial building	7.0
Single family dwelling	5.7
2-4 family	4.3
Residential acquisition & development - 1-4 family, townhouses and apartments	4.2
Warehouse/storage building	4.2
Commercial office building - owner occupied	3.5
Multi-use building - office and warehouse	2.9
Student housing	2.4
Other medical facility	2.4
Hotel/motel	2.2
Multi-use building - commercial, retail and residential	2.2
All other	18.7
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at March 31, 2026:

State	Percent of portfolio
Pennsylvania	47.5%
New York	24.3
Ohio	14.1
Indiana	5.0
New Jersey	1.6
All other	7.5
Total	100.0%

Total deposits increased by $270 million, to $14.2 billion at March 31, 2026 from $13.9 billion at December 31, 2025. This increase was driven primarily by an increase in the balance of money market, savings deposits and time deposits of $194 million, $78 million and $58 million, respectively. This is partially offset by a decrease in interest-bearing checking deposits of $58 million.

As of March 31, 2026, we had $306 million of brokered deposits, which made up 10% of our time deposits and 2% of our total deposit balance at quarter end. As of December 31, 2025, we had $193 million of brokered deposits, which made up 7% of our time deposits and 1% of our total deposit balance at year end. The brokered deposits had an average original term of 7 and 8.5 months, respectively.

In addition, we had $903 million and $941 million of deposits through our participation in the IntraFi Network Deposits and R&T Insured Deposit programs as of March 31, 2026 and December 31, 2025, respectively. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 2.85% as of March 31, 2026 and 3.00% as of December 31, 2025.

At March 31, 2026 and December 31, 2025, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $2.1 billion and $1.9 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of March 31, 2026
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,832,582	27.0%	6,389
Less intercompany deposit accounts	1,349,832	9.5%	12
Less collateralized deposit accounts	423,037	3.0%	253
Uninsured deposits excluding intercompany and collateralized accounts	$2,059,713	14.5%	6,124
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $134 million, or 0.95% of total deposits, as of March 31, 2026. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $358 million, or 2.53%, of total deposits, as of March 31, 2026. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $336,335 as of March 31, 2026.

Total shareholders’ equity increased to $1.9 billion, or $13.02 per share, at March 31, 2026 compared to $12.94 per share at December 31, 2025, increasing by $14 million in the current year.  The increase was the result of year-to-date earnings of $51 million, partially offset by a $29 million of cash dividend payment and an increase in accumulated other comprehensive loss of $8 million, or 12%, due to an increase in unrealized loss in the available-for-sale investment portfolio.

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

	At March 31, 2026
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,901,849	15.33%	$1,302,558	10.50%	$1,240,532	10.00%
Northwest Bank	1,758,853	14.19%	1,301,127	10.50%	1,239,169	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,528,581	12.32%	1,054,452	8.50%	744,319	6.00%
Northwest Bank	1,603,762	12.94%	1,053,294	8.50%	991,335	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,528,581	12.32%	868,372	7.00%	N/A	N/A
Northwest Bank	1,603,762	12.94%	867,418	7.00%	805,460	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,528,581	9.25%	660,801	4.00%	N/A	N/A
Northwest Bank	1,603,762	9.72%	660,322	4.00%	825,403	5.00%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).
(2) Reflects the well-capitalized standard applicable to Northwest Bank and the well-capitalized standard applicable to the Company under the Federal Reserve Board’s Regulation Y.

	At December 31, 2025
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,877,495	15.14%	$1,302,238	10.50%	$1,240,226	10.00%
Northwest Bank	1,735,293	14.01%	1,300,924	10.50%	1,238,975	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,504,320	12.13%	1,054,192	8.50%	744,136	6.00%
Northwest Bank	1,580,217	12.75%	1,053,129	8.50%	991,180	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,504,320	12.13%	868,158	7.00%	N/A	N/A
Northwest Bank	1,580,217	12.75%	867,283	7.00%	805,334	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,504,320	9.29%	647,636	4.00%	N/A	N/A
Northwest Bank	1,580,217	9.77%	647,141	4.00%	808,926	5.00%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).
(2) Reflects the well-capitalized standard applicable to Northwest Bank and the well-capitalized standard applicable to the Company under the Federal Reserve Board’s Regulation Y.

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at March 31, 2026 was 21.89% compared to 18.44% as of December 31, 2025. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2026, Northwest had $4.4 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had no balance as of March 31, 2026, as well as $1.7 billion of borrowing capacity available with the Federal Reserve Bank and $369 million with four correspondent banks.

Dividends

We paid $29 million in cash dividends during the quarter ended March 31, 2026 compared to $26 million for the quarter ended March 31, 2025. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for the quarters ended March 31, 2026 and 2025 was 58.8% on dividends of $0.20 per share. On April 22, 2026, the Board of Directors declared a cash dividend of $0.20 per share payable on May 20, 2026 to shareholders of record as of May 7, 2026. This represents the 126th consecutive quarter we have paid a cash dividend.

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

	March 31, 2026	December 31, 2025
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$6,468	10,001
Home equity loans	3,263	2,492
Vehicle loans	3,843	4,098
Other consumer loans	718	795
Commercial real estate loans	17,296	31,723
Commercial real estate - owner occupied	986	1,022
Commercial and industrial loans	11,266	16,269
Total loans 90 days or more past due	$43,840	66,400
Total real estate owned (REO)	$65	76
Total loans 90 days or more past due and REO	43,905	66,476
Total loans 90 days or more past due to net loans receivable	0.34%	0.52%
Total loans 90 days or more past due and REO to total assets	0.26%	0.40%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	43,297	65,753
Nonaccrual loans - loans less than 90 days past due	47,646	41,530
Loans 90 days or more past due still accruing	543	646
Total nonperforming loans	91,486	107,929
Total nonperforming assets	$91,551	$108,005
Total nonaccrual loans to total loans	0.70%	0.82%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of March 31, 2026, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $167 thousand to $150 million, or 1.15% of total loans at March 31, 2026, consistent with 1.15% at December 31, 2025. This increase was primarily driven by the increase in the balance of total loans. The provision for credit losses for the quarter ended March 31, 2026 was $4 million, driven by growth in our commercial lending portfolio and increased uncertainty in the economic outlook, compared to $8 million for the quarter ended March 31, 2025.

Total classified loans increased by $44 million to $498 million at March 31, 2026 compared to $453 million at December 31, 2025. This increase was driven by net increases in our C&I and commercial real estate portfolios which increased $30 million and $15 million, respectively. The increase in classified loans was driven primarily by receipt of updated financials and borrowers whose performance deteriorated during the quarter.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $91 million at March 31, 2026 decreased by $16 million, or 15%, from $107 million at December 31, 2025, or 0.70% of total loans receivable as of March 31, 2026 and 0.82% of total loans receivable as of December 31, 2025. As a percentage of average loans, annualized net charge-offs were 0.16% for the three months ended March 31, 2026 compared to 0.25% for the year ended December 31, 2025.

Comparison of Operating Results for the Quarters Ended March 31, 2026 and 2025

The following chart provides a reconciliation of net income from the quarter ended March 31, 2025 to the quarter ended March 31, 2026 (dollars in thousands):

Net income for the quarter ended March 31, 2026 was $51 million, or $0.34 per diluted share, an increase of $7 million, or 16%, from net income of $43 million, or $0.34 per diluted share, for the quarter ended March 31, 2025. This increase in net income resulted primarily from an increase in net interest income of $15 million which was driven by the increase in interest income on loans receivable of $16 million. This was offset by an increase in noninterest expense of $12 million which was driven by an increase in compensation and employee benefits and processing expenses of $4 million and $3 million, respectively. Net income for the quarter ended March 31, 2026 represents annualized returns on average equity and average assets of 10.86% and 1.22%, respectively, compared to 10.90% and 1.22% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$128,685
$120,322
$136,944
$143,201
$143,348
3.87%
3.56%
3.65%
3.69%
3.70%
1Q25
2Q25
3Q25
4Q25
1Q26
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the first quarter of 2026 was $142 million which increased $15 million, or 11%, from the first quarter of 2025. Net interest income (FTE) was $143 million for the quarter ended March 31, 2026 and net interest margin (FTE) was 3.70%. Compared to the same quarter of the prior year, net interest income (FTE) increased $15 million and net interest margin (FTE) decreased by seventeen basis points. The increase in net interest income (FTE) was primarily driven by a higher average balance of earnings assets and interest bearing liabilities acquired from the Penns Woods acquisition. The decrease in net interest margin (FTE) was driven by a $13.1 million non-accrual loan interest recovery in the first quarter of 2025.

Average Loans
$11,177
$11,249
$12,568
$12,982
$13,084
6.00%
5.55%
5.63%
5.65%
5.62%
1Q25
2Q25
3Q25
4Q25
1Q26
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments
$2,037
$2,056
$2,112
$2,201
$2,467
2.62%
2.69%
2.81%
2.98%
3.17%
1Q25
2Q25
3Q25
4Q25
1Q26
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$12,088
$12,154
$13,297
$13,771
$14,047
1.59%
1.55%
1.55%
1.53%
1.48%
1Q25
2Q25
3Q25
4Q25
1Q26
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$224
$208
$347
$355
$405
3.99%
3.94%
3.84%
3.83%
3.88%
1Q25
2Q25
3Q25
4Q25
1Q26
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable increased $1.9 billion, or 17%, from the quarter ended March 31, 2025. This increase was driven by the acquisition of Penns Woods which resulted in an additional $1.8 billion in loans. Interest income on loans receivable increased by $16 million, or 10%, from the same quarter in the prior year, driven by the Penns Woods acquisition and a loan mix shift towards higher yielding commercial loans which was partially offset by an interest recovery of $13.1 million on a non-accrual commercial real estate loan payoff during the first quarter of 2025.

Average investments increased 21% from the first quarter of 2025 driven by the Penns Woods acquisition and a targeted increase in the overall securities portfolio. Interest income on investment securities increased by $6 million, or 47%, from the quarter ended March 31, 2025. The increase is due to the increase in the average balance of investments and the increase in average yield on investments (FTE) to 3.17% for the quarter ended March 31, 2026.

Average deposits grew 16% from the quarter ended March 31, 2025 driven by deposits acquired from the Penns Woods merger. Our average money market, interest-bearing checking, and time deposit accounts grew by $526 million, $406 million, $338 million respectively, from the quarter ended March 31, 2025 partly due to acquisition and higher use of brokered CDs. Interest expense on deposits increased by $4 million, or 8% from the quarter ended March 31, 2025, primarily attributable to an increase in average balance of deposits partially offset by lower cost of funds.

Compared to the quarter ended March 31, 2025, average borrowings saw a 81% increase. This increase was attributable to the acquisition of long-term borrowings from Penns Woods. The increase in the average balance of borrowings resulted in an increase in interest expense on borrowings of $3 million from the quarter ended March 31, 2025.

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

	Quarter ended March 31,
	2026			2025
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,078,476	30,596	3.98%	$3,155,738	30,394	3.85%
Home equity loans	1,501,203	21,512	5.81%	1,139,728	16,164	5.75%
Consumer loans	2,529,868	34,270	5.49%	1,948,230	26,273	5.47%
Commercial real estate loans	3,342,140	51,337	6.14%	2,879,607	56,508	7.85%
Commercial and industrial	2,632,150	43,497	6.61%	2,053,213	36,012	7.02%
Loans receivable (a) (b) (d) (includes FTE adjustments of $663 and $713, respectively)	13,083,837	181,212	5.62%	11,176,516	165,351	6.00%
Mortgage-backed securities (c)	2,148,996	16,999	3.16%	1,773,402	11,730	2.65%
Investment securities (c) (d) (includes FTE adjustments of $203 and $154, respectively)	317,996	2,566	3.23%	263,825	1,599	2.43%
FHLB stock, at cost	36,220	768	8.59%	20,862	366	7.11%
Other interest-earning deposits	139,970	871	2.49%	243,412	2,416	3.97%
Total interest-earning assets (includes FTE adjustments of $866 and $914, respectively)	15,727,019	202,416	5.22%	13,478,017	181,462	5.46%
Noninterest-earning assets (e)	1,105,758			924,466
Total assets	$16,832,777			$14,402,483

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,395,887	6,072	1.03%	$2,194,305	6,452	1.19%
Interest-bearing demand deposits	2,999,478	8,741	1.18%	2,593,228	7,063	1.10%
Money market deposit accounts	2,609,333	12,128	1.88%	2,082,948	9,306	1.81%
Time deposits	2,967,098	24,142	3.30%	2,629,388	24,504	3.78%
Total interest-bearing deposits (g)	10,971,796	51,083	1.89%	9,499,869	47,325	2.02%
Borrowed funds (f)	404,547	3,875	3.88%	224,122	2,206	3.99%
Subordinated debentures	114,800	2,204	7.68%	114,576	1,148	4.01%
Junior subordinated debentures	130,121	1,906	5.86%	129,856	2,098	6.46%
Total interest-bearing liabilities	11,621,264	59,068	2.06%	9,968,423	52,777	2.15%
Noninterest-bearing demand deposits (g)	3,074,939			2,588,502
Noninterest-bearing liabilities	248,832			228,947
Total liabilities	14,945,035			12,785,872
Shareholders’ equity	1,887,742			1,616,611
Total liabilities and shareholders’ equity	$16,832,777			$14,402,483
Net interest income (FTE)/Interest rate spread (FTE) (d)		143,348	3.16%		128,685	3.31%
Net interest-earning assets/Net interest margin (FTE)	$4,105,755		3.70%	$3,509,594		3.87%
Tax equivalent adjustment (d)		866			867
Net interest income, GAAP basis		142,482			127,818
Ratio of interest-earning assets to interest- bearing liabilities	1.35X			1.35X
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
(g)Average cost of deposits were 1.48% and 1.59%, respectively.
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

	For the quarter ended March 31, 2026 vs. 2025
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(10,556)	26,417	15,861
Mortgage-backed securities	2,298	2,971	5,269
Investment securities	529	438	967
FHLB stock, at cost	76	326	402
Other interest-earning deposits	(900)	(645)	(1,545)
Total interest-earning assets	(8,553)	29,507	20,954

Interest-bearing liabilities:
Savings deposits	(892)	512	(380)
Interest-bearing demand deposits	494	1,184	1,678
Money market deposit accounts	376	2,446	2,822
Time deposits	(3,109)	2,747	(362)
Borrowed funds	(59)	1,728	1,669
Subordinated debt	1,052	4	1,056
Junior subordinated debentures	(196)	4	(192)
Total interest-bearing liabilities	(2,334)	8,625	6,291

Net change in net interest income (FTE)	$(6,219)	20,882	14,663

Provision for Credit Losses

	1Q25	2Q25	3Q25	4Q25	1Q26
Provision for credit losses - loans (in thousands)	$8,256	11,456	31,394	5,743	4,954
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(345)	(2,712)	(189)	1,981	(585)
Annualized net charge-offs to average loans	0.08%	0.18%	0.29%	0.40%	0.16%

The provision for credit losses decreased by $4 million from the quarter ended March 31, 2025. This decrease included a $3 million decrease in the provision for credit losses - loans, as well as a $0.2 million decrease in the provision for credit losses - unfunded commitments. This decrease is provision for unfunded was due to the timing of organic origination and funding of commercial construction loans and lines of credit which was partially offset by increased uncertainty in the economic outlook.

Additionally, the Company saw an increase in classified loans to $498 million, or 3.81% of total loans, at March 31, 2026 from $279 million, or 2.49% of total loans, at March 31, 2025 and $453 million, or 3.49% of total loans, at December 31, 2025. The increase from the prior year was primarily due to classified loans acquired in the Penns Woods acquisition. The increase from the prior quarter was due to receipt of updated financials and borrowers whose performance deteriorated during the quarter.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2026.

Noninterest Income

**Breakdown of Noninterest Income for First Quarter 2026**

4%
53%
26%
6%
11%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
28,355
30,938
32,198
$37,777
$32,582
18%
21%
19%
21%
19%
1Q25
2Q25
3Q25
4Q25
1Q26
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes gain on sale of investments, gain on real estate owned, net, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended March 31, 2026 was $33 million, an increase of $4 million from the quarter ended March 31, 2025, driven by an increase in service charges and fees driven by deposit related fees based on customer activity related to the Penns Woods acquisition and other operating income driven by a gain on equity method investments during the current quarter.

Noninterest Expense

## Breakdown of Noninterest Expense for First Quarter 2026

15%
3%
16%
10%
56%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)
133,498
$113,521
$104,038
97,540
$91,737
1Q25
2Q25
3Q25
4Q25
1Q26

(a) Other noninterest expense includes office operations, collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $12 million, or 13%, from the quarter ended March 31, 2025. The increase from the prior year quarter was primarily attributable an increase in compensation and employee benefits expense of $4 million, or 7%, to $58 million for the quarter ended March 31, 2026 driven by an increase in core compensation and benefits expense due to the addition of Penns Woods employees. Additional increases included an increase in processing expenses of $3 million for the quarter ended March 31, 2026, due to the addition of the Penns Woods branches to our footprint and an increase of $2 million in amortization of intangible expense related to the acquisition.

Income Taxes

The provision for income taxes increased by $3 million from the quarter ended March 31, 2025 due to higher income before taxes as the result of an increase in interest income due to the acquisition resulting in a larger loan portfolio.

The provision for income taxes is primarily driven by changes in our current period income before taxes. We anticipate our effective tax rate to be between 23.0% and 25.0% for the year ending December 31, 2026.

GAAP to Non-GAAP Reconciliations

The following non-GAAP financial measures used by the Company provide information useful to investors in understanding our operating performance and trends, and facilitate comparisons with the performance of our peers. The following table summarizes the non-GAAP financial measures derived from amounts reported in the Company’s Consolidated Statements of Income.

	Quarter ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$142,482	142,166	135,974	119,444	127,818
Plus: Taxable-equivalent adjustment	866	1,035	970	878	867
Net interest income FTE	143,348	143,201	136,944	120,322	128,685

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price. We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities. We have attempted to limit our exposure to interest sensitivity by increasing core deposits, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also have the ability to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, we purchase shorter term investment securities and mortgage-backed securities.

We have an ALCO Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities, cash flow projections, and the balance sheet structure. On a quarterly basis, this Committee also reviews the interest rate risk position and liquidity stress scenarios; while annually the Committee reviews and capital stress scenarios.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2026 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2026 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	2.3%	4.5%	6.6%	(2.1%)	(4.7%)	(7.6%)
Projected percentage increase/(decrease) in net income	5.3%	10.2%	14.9%	(4.8%)	(10.7%)	(17.2%)
Projected increase/(decrease) in return on average equity	5.0%	9.6%	14.1%	(4.6%)	(10.2%)	(16.5%)
Projected increase/(decrease) in earnings per share	$0.08	$0.14	$0.21	$(0.06)	$(0.14)	$(0.23)
Projected percentage increase/(decrease) in market value of equity	(2.3%)	(4.8%)	(7.5%)	1.2%	1.3%	0.1%

The figures included in the table above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates. These assumptions are inherently uncertain and, as a result, cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and actions that may be taken by management in response to interest rate changes. Compared to 2025, changes in interest rate sensitivity were driven by both decreases to deposit beta assumptions and changes in asset mix.

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

In the first quarter of 2026, the Company implemented a new general ledger accounting system. The new general ledger accounting system was implemented in order to standardize processes, improve efficiency and enhance management reporting and analysis, and was subject to thorough testing and review both before and after final implementation. This implementation has not materially affected, and the Company does not expect it to materially affect, its internal control over financial reporting.

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

Item 1A.    RISK FACTORS

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On April 22, 2026, the Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50 million of its outstanding common shares over the next 24 months, which replaces the previous 2012 plan. During the quarter ended March 31, 2026, there were no shares of common stock repurchased and there is a maximum of $50 million remaining that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended March 31, 2026, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
* Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 7, 2026	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)