Form 10-Q
period 2026-06-30
Northwest Bancshares, Inc.
filed 2026-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 146,459,122 shares outstanding as of July 31, 2026.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$248,499	233,647
Marketable securities available-for-sale (amortized cost of $1,972,165 and $1,710,978, respectively)	1,829,179	1,586,382
Marketable securities held-to-maturity (fair value of $550,416 and $605,929, respectively)	630,802	683,369
Total cash and cash equivalents and marketable securities	2,708,480	2,503,398

Loans held-for-sale	15,391	22,437
Loans held for investment	13,229,227	13,007,316
Allowance for credit losses	(149,321)	(150,212)
Loans receivable, net	13,079,906	12,857,104

FHLB stock, at cost	43,345	36,628
Accrued interest receivable	57,473	56,291
Real estate owned, net	63	76
Premises and equipment, net	144,423	140,381
Bank-owned life insurance	293,354	294,386
Goodwill	444,997	444,330
Other intangible assets, net	35,312	39,667
Other assets	384,395	371,919
Total assets	$17,207,139	16,766,617

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,191,560	3,123,229
Interest-bearing demand deposits	2,916,518	2,995,759
Money market deposit accounts	2,766,675	2,540,818
Savings deposits	2,459,255	2,366,513
Time deposits	2,827,810	2,916,698
Total deposits	14,161,818	13,943,017

Borrowed funds	612,075	446,283
Subordinated debt	114,800	114,800
Junior subordinated debentures	130,223	130,093
Advances by borrowers for taxes and insurance	47,400	37,309
Accrued interest payable	8,385	6,846
Other liabilities	205,031	197,845
Total liabilities	15,279,732	14,876,193

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 146,396,520 and 146,107,964 shares issued and outstanding, respectively	1,464	1,461
Additional paid-in capital	1,274,117	1,270,444
Retained earnings	734,423	689,210
Accumulated other comprehensive loss	(82,597)	(70,691)
Total shareholders’ equity	1,927,407	1,890,424
Total liabilities and shareholders’ equity	$17,207,139	16,766,617
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income:
Loans receivable	$182,469	154,914	363,018	319,552
Mortgage-backed securities	18,024	12,154	35,023	23,884
Taxable investment securities	1,799	999	3,400	1,932
Tax-free investment securities	674	512	1,436	1,024
FHLB stock dividends	738	318	1,506	684
Interest-earning deposits	1,436	2,673	2,307	5,089
Total interest income	205,140	171,570	406,690	352,165
Interest expense:
Deposits	50,384	46,826	101,467	94,151
Borrowed funds	7,818	5,300	15,803	10,752
Total interest expense	58,202	52,126	117,270	104,903
Net interest income	146,938	119,444	289,420	247,262
Provision for credit losses - loans	4,280	11,456	9,234	19,712
Provision/(benefit) for credit losses - unfunded commitments	2,357	(2,712)	1,772	(3,057)
Net interest income after provision for credit losses	140,301	110,700	278,414	230,607
Noninterest income:
Gain on sale of investments	336	—	347	—
Gain on sale of SBA loans	1,217	819	2,403	2,057
Service charges and fees	16,908	15,797	34,026	30,784
Trust and other financial services income	9,449	7,948	18,067	15,858
Gain on real estate owned, net	20	258	90	342
Income from bank-owned life insurance	2,013	1,421	4,055	2,752
Mortgage banking income	738	1,075	1,067	1,771
Other operating income	3,548	3,620	6,756	5,729
Total noninterest income	34,229	30,938	66,811	59,293
Noninterest expense:
Compensation and employee benefits	63,476	55,213	121,806	109,753
Premises and occupancy costs	8,494	7,122	18,357	15,522
Office operations	3,660	2,910	7,535	5,887
Collections expense	665	838	1,543	1,166
Processing expenses	16,948	12,973	33,754	26,963
Marketing expenses	2,362	3,018	4,030	4,898
Federal deposit insurance premiums	(291)	2,296	2,604	4,624
Professional services	3,490	3,990	7,013	6,746
Amortization of intangible assets	2,166	436	4,355	940
Merger, asset disposition and restructuring expense	426	6,244	1,057	7,367
Other expenses	2,887	2,500	6,267	5,411
Total noninterest expense	104,283	97,540	208,321	189,277
Income before income taxes	70,247	44,098	136,904	100,623
Federal and state income taxes expense	16,701	10,423	32,822	23,490
Net income	$53,546	33,675	104,082	77,133
Basic earnings per share	$0.37	0.26	0.71	0.60
Diluted earnings per share	$0.36	0.26	0.71	0.60
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$53,546	33,675	104,082	77,133
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding (losses)/gains, net of tax of $1,697, ($1,180), $5,127, and ($5,663), respectively	(3,486)	3,425	(12,594)	17,288
Reclassification adjustment for (gains)/losses included in net income, net of tax of $214, $0, $216, and $0, respectively	(663)	1	(670)	1
Net unrealized holding (losses)/gains on marketable securities	(4,149)	3,426	(13,264)	17,289

Change in fair value of interest rate swaps, net of tax of ($216), $246, ($490), and $624, respectively	562	(650)	1,289	(1,911)

Defined benefit plan:
Net gain, net of tax of $0, $0, ($125), and $0, respectively	—	—	331	—
Reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $50, $64, $101, and $128, respectively	(131)	(169)	(262)	(338)
Net gain/(loss) on defined benefit plans	(131)	(169)	69	(338)

Other comprehensive (loss)/income	(3,718)	2,607	(11,906)	15,040

Total comprehensive income	$49,828	36,282	92,176	92,173
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2026	Shares	Amount
Beginning balance at March 31, 2026	146,302,025	$1,463	1,271,372	710,351	(78,879)	1,904,307

Comprehensive income:
Net income	—	—	—	53,546	—	53,546

Other comprehensive income, net of tax of $1,745	—	—	—	—	(3,718)	(3,718)

Total comprehensive income	—	—	—	53,546	(3,718)	49,828

Exercise of stock options	73,683	1	864	—	—	865

Stock-based compensation expense	37,764	—	2,117	—	—	2,117

Common shares returned (1)	(16,952)	—	(236)	—	—	(236)

Dividends paid ($0.20 per share)	—	—	—	(29,474)	—	(29,474)

Ending balance at June 30, 2026	146,396,520	$1,464	1,274,117	734,423	(82,597)	1,927,407
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2025	Shares	Amount
Beginning balance at March 31, 2025	127,736,303	$1,277	1,035,093	691,066	(98,481)	1,628,955

Comprehensive income:
Net income	—	—	—	33,675	—	33,675

Other comprehensive loss, net of tax of ($870)	—	—	—	—	2,607	2,607

Total comprehensive income	—	—	—	33,675	2,607	36,282

Exercise of stock options	62,157	—	555	—	—	555

Stock-based compensation expense	65,654	1	1,967	—	—	1,968

Common shares returned (1)	(21,711)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,692)	—	(25,692)

Ending balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068
(1) includes shares withheld for taxes and forfeitures

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2026	Shares	Amount
Beginning balance at December 31, 2025	146,107,964	$1,461	1,270,444	689,210	(70,691)	1,890,424

Comprehensive income:
Net income	—	—	—	104,082	—	104,082

Other comprehensive income, net of tax of $4,829	—	—	—	—	(11,906)	(11,906)

Total comprehensive income	—	—	—	104,082	(11,906)	92,176

Exercise of stock options	98,685	1	1,107	—	—	1,108

Stock-based compensation expense	298,744	3	3,921	—	—	3,924

Common shares returned (1)	(108,873)	(1)	(1,355)	—	—	(1,356)

Dividends paid ($0.40 per share)	—	—	—	(58,869)	—	(58,869)

Ending balance at June 30, 2026	146,396,520	$1,464	1,274,117	734,423	(82,597)	1,927,407

(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	77,133	—	77,133

Other comprehensive income, net of tax of ($4,911)	—	—	—	—	15,040	15,040

Total comprehensive income	—	—	—	77,133	15,040	92,173

Exercise of stock options	65,134	—	586	—	—	586

Stock-based compensation expense	291,738	3	3,644	—	—	3,647

Common shares returned (1)	(22,472)	—	—	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(51,194)	—	(51,194)

Ending balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068
(1) includes shares withheld for taxes and forfeitures

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income	$104,082	77,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,005	16,655
(Gain)/loss on sale of investments	(347)	—
Net (gain)/loss on sale of assets	(715)	206
Mortgage banking activity	(242)	(1,771)
Gain on sale of SBA loans	(2,403)	(2,057)
Net depreciation, amortization and accretion	(3,893)	1,658
(Increase)/decrease in other assets	(23,335)	34,462
(Increase)/decrease in other liabilities	8,826	(28,552)
Net amortization on marketable securities	(30)	(66)
Noncash compensation expense related to stock benefit plans	2,568	3,647
Noncash write-down of other assets	31	315
Deferred income tax expense	(38)	(860)
Origination of loans held-for-sale	(96,328)	(81,769)
Proceeds from sale of loans held-for-sale	106,370	86,284
Net cash provided by operating activities	105,551	105,285

Investing activities:
Purchase of marketable securities available-for-sale	(392,228)	(112,198)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	52,226	30,658
Proceeds from maturities and principal reductions of marketable securities available-for-sale	91,561	49,644
Proceeds from sale of marketable securities available-for-sale	40,197	—
Proceeds from bank-owned life insurance	14,339	111
Loan originations	(2,964,359)	(1,969,106)
Proceeds from loan maturities and principal reductions	2,747,020	1,866,780
Net proceeds of FHLB stock	(6,717)	3,197
Proceeds from sale of real estate owned	43	410
Purchases of premises and equipment, net	(9,864)	(5,451)
Net cash used in investing activities	(427,782)	(135,955)

Financing activities:
Net increase in deposits	218,801	56,475
Repayments of long-term borrowings	(27,569)	—
Net increase/(decrease) in short-term borrowings	193,521	(2,323)
Increase in advances by borrowers for taxes and insurance	10,091	5,823
Cash dividends paid on common stock	(58,869)	(51,194)
Proceeds from stock options exercised	1,108	586
Net cash provided by financing activities	337,083	9,367
Net increase in cash and cash equivalents	$14,852	(21,303)

Cash and cash equivalents at beginning of period	$233,647	288,378
Net increase in cash and cash equivalents	14,852	(21,303)
Cash and cash equivalents at end of period	$248,499	267,075

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $85,455 and $80,748, respectively)	$115,731	105,881
Income taxes	27,447	27,841

Non-cash activities:
Loan foreclosures and repossessions	$2,620	1,977
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 151 full-service financial centers and eleven free standing drive-up facilities in Pennsylvania, New York, Ohio and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest Bank, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, Mutual Federal Interest Corporation and the M Group, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 updated, as required, for any new pronouncements or changes.

Allowance for Credit Losses and Provision for Credit Losses Update

During the quarter-ended June 30, 2026, the Bank implemented a new model to calculate the allowance for credit losses on our vehicle loan portfolio. This internally developed model uses loan, borrower, and collateral characteristics, and macroeconomic data as inputs and outputs monthly estimates of probability of default (PD), exposure at default (EAD), and loss given default (LGD). A given loan’s lifetime loss is a summarization of their monthly EAD x PD x LGD or expected loss. This change has been accounted for as a change in accounting estimates, with prospective application beginning in the period of change. This change in estimate did not materially impact the Company's results of operations or financial condition.

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

(2)    Acquisition

On July 25, 2025, the Company completed the previously announced merger with Penns Woods Bancorp, Inc. (“Penns Woods”), the holding company for Jersey Shore State Bank and Luzerne Bank, along with the mergers of Jersey Shore State Bank and Luzerne Bank (collectively referred to as "Penns Woods"), with and into Northwest Bank, for total consideration of $234 million. The transaction expanded Northwest’s franchise by 21 branch locations across North Central and Northeastern Pennsylvania after the consolidation. The results of Penns Woods operations are included in the Consolidated Statements of Income from the date of acquisition.

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

Goodwill associated with the Penns Woods acquisition totaled $64 million at June 30, 2026, which reflects expected synergies and economies of scale from the acquisition. The goodwill at June 30, 2026 was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below. The Company recorded measurement period adjustment in the second quarter of 2026 related other assets which resulted in a net

$0.7 million increase in goodwill associated with the acquisition compared to December 31, 2025. As of July 25, 2026, the measurement period concluded and goodwill was finalized.

The following table shows the assessment of the consideration transferred and assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition, inclusive of the aforementioned measurement period adjustments (dollars in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$230,200
Cash consideration paid	3,607
Total consideration paid	233,807

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and cash equivalents	$34,506
Investment securities available-for-sale	160,728
Loans, net	1,814,501
Federal Home Loan Bank stock	29,408
Premises and equipment	15,862
Core deposit intangible	42,000
Other assets	107,932
Deposits	(1,617,611)
Borrowings	(394,135)
Other liabilities	(23,385)
Total identifiable net assets	$169,806
Goodwill	$64,001

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

	Proforma (unaudited)		Proforma (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total revenues (1)	$181,167	172,428	356,231	350,309
Net income available to common shareholders	53,552	42,542	104,264	94,667
(1) Includes net interest income and total noninterest income

The Company's operating results for the three and six months ended June 30, 2026 includes the operating results of the acquired assets and assumed liabilities of Penns Woods subsequent to the acquisition on July 25, 2025. Due to the conversion of Penns Woods systems occurring at the merger date, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former Penns Woods operations is impracticable and thus disclosures of the revenue from the assets acquired and net income is impracticable for the period subsequent to acquisition.

(3)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$39,877	—	(7,237)	32,640

Municipal securities:
Due within one year	1,250	1	—	1,251
Due after one year through five years	5,605	13	(22)	5,596
Due after five years through ten years	20,303	160	(1,333)	19,130
Due after ten years	48,105	182	(6,234)	42,053

Corporate debt issues:
Due after one year through five years	16,405	15	(107)	16,313
Due after five years through ten years	76,798	1,557	(635)	77,720
Due after ten years	5,000	25	—	5,025

Mortgage-backed securities:
Fixed rate pass-through	531,344	1,762	(14,664)	518,442
Variable rate pass-through	364	5	—	369
Fixed rate agency CMOs	1,192,715	664	(117,190)	1,076,189
Variable rate agency CMOs	34,399	62	(10)	34,451
Total mortgage-backed securities	1,758,822	2,493	(131,864)	1,629,451
Total marketable securities available-for-sale	$1,972,165	4,446	(147,432)	1,829,179

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$1,631	11	(13)	1,629
Due after ten years	41,673	—	(7,390)	34,283

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,040	6	(2)	1,044
Due after five years through ten years	996	7	—	1,003

Municipal securities:
Due within one year	1,810	9	—	1,819
Due after one year through five years	10,876	118	(7)	10,987
Due after five years through ten years	25,111	393	(1,253)	24,251
Due after ten years	52,342	342	(6,473)	46,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after one year through five years	4,716	12	(22)	4,706
Due after five years through ten years	46,436	1,429	(64)	47,801
Due after ten years	4,000	27	—	4,027

Mortgage-backed securities:
Fixed rate pass-through	407,377	4,008	(10,685)	400,700
Variable rate pass-through	3,015	66	(2)	3,079
Fixed rate agency CMOs	1,063,820	3,170	(108,309)	958,681
Variable rate agency CMOs	45,635	105	(79)	45,661
Total mortgage-backed securities	1,519,847	7,349	(119,075)	1,408,121
Total marketable securities available-for-sale	$1,710,978	9,703	(134,299)	1,586,382

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$107,990	—	(8,338)	99,652

Mortgage-backed securities:
Fixed rate pass-through	111,751	—	(12,885)	98,866
Variable rate pass-through	294	1	—	295
Fixed rate agency CMOs	410,239	—	(59,164)	351,075
Variable rate agency CMOs	528	—	—	528
Total mortgage-backed securities	522,812	1	(72,049)	450,764
Total marketable securities held-to-maturity	$630,802	1	(80,387)	550,416

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$16,477	—	(98)	16,379
Due after five years through ten years	107,988	—	(8,216)	99,772

Mortgage-backed securities:
Fixed rate pass-through	118,614	1	(12,362)	106,253
Variable rate pass-through	310	3	—	313
Fixed rate agency CMOs	439,452	—	(56,766)	382,686
Variable rate agency CMOs	528	—	(2)	526
Total mortgage-backed securities	558,904	4	(69,130)	489,778
Total marketable securities held-to-maturity	$683,369	4	(77,444)	605,929

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at June 30, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$34	35
Due after one year through five years	11,569	10,914
Due after five years through ten years	21,975	21,866
Due after ten years	1,725,244	1,596,636
Total mortgage-backed securities	$1,758,822	1,629,451

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at June 30, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due after one year through five years	$31,683	28,634
Due after five years through ten years	91,452	81,088
Due after ten years	399,677	341,042
Total mortgage-backed securities	$522,812	450,764

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2026 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	132,291	(15,575)	132,291	(15,575)
Municipal securities	2,675	(8)	40,060	(7,581)	42,735	(7,589)
Corporate issues	49,204	(722)	1,980	(20)	51,184	(742)
Mortgage-backed securities - agency	834,302	(9,626)	953,968	(194,287)	1,788,270	(203,913)
Total	$886,181	(10,356)	1,128,299	(217,463)	2,014,480	(227,819)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2026, which were comprised of 321 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of June 30, 2026, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2026.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2026 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2026.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$107,990	107,990
Mortgage-backed securities	522,812	522,812
Total marketable securities held-to-maturity	$630,802	630,802

(4)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Personal Banking:
Residential mortgage loans	$3,001,908	3,100,780
Home equity loans	1,497,157	1,507,532
Vehicle loans	2,700,189	2,426,636
Consumer loans	142,869	137,254
Total Personal Banking	7,342,123	7,172,202

Commercial Banking:
Commercial real estate loans	2,610,861	2,915,696
Commercial real estate loans - owner occupied	377,376	381,206
Commercial and industrial loans	2,898,867	2,538,212
Total Commercial Banking	5,887,104	5,835,114
Total loans receivable, gross	13,229,227	13,007,316

Allowance for credit losses	(149,321)	(150,212)
Total loans receivable, net (1)	$13,079,906	12,857,104
(1) Includes $22 million and $8 million of net unearned income costs at June 30, 2026 and December 31, 2025, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2026 (in thousands):

	Balance as of June 30, 2026	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2026
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,174	566	(465)	178	9,895
Home equity loans	6,211	35	(383)	219	6,340
Vehicle loans	24,744	232	(2,426)	592	26,346
Consumer loans	4,294	571	(1,695)	396	5,022
Total Personal Banking	45,423	1,404	(4,969)	1,385	47,603

Commercial Banking:
Commercial real estate loans	54,091	(1,790)	(889)	166	56,604
Commercial real estate loans - owner occupied	5,016	(16)	—	2	5,030
Commercial and industrial loans	44,791	4,682	(945)	246	40,808
Total Commercial Banking	103,898	2,876	(1,834)	414	102,442
Total	$149,321	4,280	(6,803)	1,799	150,045

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	1	—	—	—
Home equity loans	80	(6)	—	—	86
Total Personal Banking	81	(5)	—	—	86

Commercial Banking:
Commercial real estate loans	2,192	464	—	—	1,728
Commercial real estate loans - owner occupied	468	332	—	—	136
Commercial and industrial loans	11,715	1,566	—	—	10,149
Total Commercial Banking	14,375	2,362	—	—	12,013
Total off-balance sheet exposure	$14,456	2,357	—	—	12,099

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2025 (in thousands):

	Balance as of June 30, 2025	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,089	(1,079)	(273)	166	13,275
Home equity loans	4,216	(228)	(413)	233	4,624
Vehicle loans	21,234	448	(2,150)	481	22,455
Consumer loans	2,266	1,028	(1,181)	422	1,997
Total Personal Banking	39,805	169	(4,017)	1,302	42,351

Commercial Banking:
Commercial real estate loans	53,624	7,432	(293)	902	45,583
Commercial real estate loans - owner occupied	4,130	(130)	—	73	4,187
Commercial and industrial loans	31,600	3,985	(3,597)	524	30,688
Total Commercial Banking	89,354	11,287	(3,890)	1,499	80,458
Total	$129,159	11,456	(7,907)	2,801	122,809

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$65	4	—	—	61
Total Personal Banking	65	4	—	—	61

Commercial Banking:
Commercial real estate loans	1,897	(1,059)	—	—	2,956
Commercial real estate loans - owner occupied	260	124	—	—	136
Commercial and industrial loans	8,670	(1,781)	—	—	10,451
Total Commercial Banking	10,827	(2,716)	—	—	13,543
Total off-balance sheet exposure	$10,892	(2,712)	—	—	13,604

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2026 (in thousands):

	Balance June 30, 2026	Current period provision	Charge-offs	Recoveries	Balance December 31, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,174	786	(1,466)	308	10,546
Home equity loans	6,211	369	(674)	367	6,149
Vehicle loans	24,744	3,036	(5,356)	1,119	25,945
Consumer loans	4,294	1,968	(3,296)	805	4,817
Total Personal Banking	45,423	6,159	(10,792)	2,599	47,457

Commercial Banking:
Commercial real estate loans	54,091	(3,798)	(1,143)	798	58,234
Commercial real estate loans - owner occupied	5,016	332	—	5	4,679
Commercial and industrial loans	44,791	6,541	(2,100)	508	39,842
Total Commercial Banking	103,898	3,075	(3,243)	1,311	102,755
Total	$149,321	9,234	(14,035)	3,910	150,212

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	1			—
Home equity loans	80	(11)			91
Total Personal Banking	81	(10)	—	—	91

Commercial Banking:
Commercial real estate loans	2,192	266			1,926
Commercial real estate loans - owner occupied	468	303			165
Commercial and industrial loans	11,715	1,213			10,502
Total Commercial Banking	14,375	1,782	—	—	12,593
Total off-balance sheet exposure	$14,456	1,772	—	—	12,684

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2025 (in thousands):

	Balance as of June 30, 2025	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,089	(1,672)	(861)	275	14,347
Home equity loans	4,216	(378)	(686)	435	4,845
Vehicle loans	21,234	2,263	(4,451)	1,033	22,389
Consumer loans	2,266	2,289	(2,685)	779	1,883
Total Personal Banking	39,805	2,502	(8,683)	2,522	43,464

Commercial Banking:
Commercial real estate loans	53,624	7,281	(409)	2,424	44,328
Commercial real estate loans - owner occupied	4,130	168	—	80	3,882
Commercial and industrial loans	31,600	9,761	(4,168)	862	25,145
Total Commercial Banking	89,354	17,210	(4,577)	3,366	73,355
Total	$129,159	19,712	(13,260)	5,888	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	65	3	—	—	62
Total Personal Banking	65	3	—	—	62

Commercial Banking:
Commercial real estate loans	1,897	(2,257)	—	—	4,154
Commercial real estate loans - owner occupied	260	100	—	—	160
Commercial and industrial loans	8,670	(903)	—	—	9,573
Total Commercial Banking	10,827	(3,060)	—	—	13,887
Total off-balance sheet exposure	$10,892	(3,057)	—	—	13,949

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2026 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,001,908	10,174	11,766	—
Home equity loans	1,497,157	6,211	5,370	—
Vehicle loans	2,700,189	24,744	4,649	—
Consumer loans	142,869	4,294	142	477
Total Personal Banking	7,342,123	45,423	21,927	477

Commercial Banking:
Commercial real estate loans	2,610,861	54,091	45,920	—
Commercial real estate loans - owner occupied	377,376	5,016	1,520	—
Commercial and industrial loans	2,898,867	44,791	21,984	96
Total Commercial Banking	5,887,104	103,898	69,424	96

Total	$13,229,227	149,321	91,351	573

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2025 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,100,780	10,546	12,247	—
Home equity loans	1,507,532	6,149	3,755	—
Vehicle loans	2,426,636	25,945	5,493	—
Consumer loans	137,254	4,817	218	602
Total Personal Banking	7,172,202	47,457	21,713	602

Commercial Banking:
Commercial real estate loans	2,915,696	58,234	56,223	—
Commercial real estate loans - owner occupied	381,206	4,679	1,262	—
Commercial and industrial loans	2,538,212	39,842	28,085	44
Total Commercial Banking	5,835,114	102,755	85,570	44

Total	$13,007,316	150,212	107,283	646

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended June 30, 2026 (in thousands):

		June 30, 2026
	Nonaccrual loans at January 1, 2026	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$12,247	8,891	2,875	11,766
Home equity loans	3,755	4,599	771	5,370
Vehicle loans	5,493	3,684	965	4,649
Consumer loans	218	4	138	142
Total Personal Banking	21,713	17,178	4,749	21,927

Commercial Banking:
Commercial real estate loans	56,223	26,370	19,550	45,920
Commercial real estate loans - owner occupied	1,262	539	981	1,520
Commercial and industrial loans	28,085	18,100	3,884	21,984
Total Commercial Banking	85,570	45,009	24,415	69,424

Total	$107,283	62,187	29,164	91,351

During the three and six months ended June 30, 2026, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2025 (in thousands):

		December 31, 2025
	Nonaccrual loans at January 1, 2025	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$6,951	9,158	3,089	12,247
Home equity loans	3,332	3,017	738	3,755
Vehicle loans	4,829	4,563	930	5,493
Consumer loans	199	218	—	218
Total Personal Banking	15,311	16,956	4,757	21,713

Commercial Banking:
Commercial real estate loans	36,183	24,186	32,037	56,223
Commercial real estate loans - owner occupied	784	275	987	1,262
Commercial and industrial loans	9,123	22,114	5,971	28,085
Total Commercial Banking	46,090	46,575	38,995	85,570

Total	$61,401	63,531	43,752	107,283

During the year ended December 31, 2025, we did not recognize any interest income on nonaccrual loans.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of June 30, 2026 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$28,252	—	—	28,252
Commercial and industrial loans	2,264	7,052	1,642	10,958
Total Commercial Banking	30,516	7,052	1,642	39,210

Total	$30,516	7,052	1,642	39,210

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$40,086	50	—	40,136
Commercial and industrial loans	5,821	9,425	2,352	17,598
Total Commercial Banking	45,907	9,475	2,352	57,734

Total	$45,907	9,475	2,352	57,734

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

	For the quarter ended June 30,
	2026				2025
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	134	659	0.03%	$—	276	—	0.01%
Home equity loans	—	27	—	0.00%	—	—	—	0.00%
Total Personal Banking	—	161	659	0.01%	—	276	—	0.00%

Commercial Banking:
Commercial real estate loans	269	39,604	17,457	2.20%	43	3,183	91	0.14%
Commercial real estate loans - owner occupied	—	—	—	—%	—	3,542	—	0.97%
Commercial and industrial loans	34	634	—	0.02%	—	—	—	0.00%
Total Commercial Banking	303	40,238	17,457	0.99%	43	6,725	91	0.14%

Total	$303	40,399	18,116	0.44%	$43	7,001	91	0.06%

	For the six months ended June 30,
	2026				2025
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	134	659	0.03%	$—	305	—	0.01%
Home equity loans	—	30	—	—%	—	78	—	0.01%
Total Personal Banking	—	164	659	0.01%	—	383	—	0.01%

Commercial Banking:
Commercial real estate loans	269	39,689	17,457	2.20%	70	5,831	91	0.25%
Commercial real estate loans - owner occupied	—	—	2,935	0.78%	—	3,542	—	0.97%
Commercial and industrial loans	34	634	—	0.02%	1,785	8	9	0.08%
Total Commercial Banking	303	40,323	20,392	1.04%	1,855	9,381	100	0.23%

Total	$303	40,487	21,051	0.47%	$1,855	9,764	100	0.10%

The following tables present the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended June 30,
	2026			2025
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	1%	109	0	—%	117	0
Home equity loans	—%	40	0	—%	0	0
Total Personal Banking	1%	107	0	—%	117	0

Commercial Banking:
Commercial real estate loans	2%	8	0.5	1%	11	0.5
Commercial real estate loans - owner occupied	—%	0	0.0	—%	6	0
Commercial and industrial loans	—%	6	0.5	—%	0	0.0
Total Commercial Banking	2%	8	0.5	1%	9	0.5
Total loans	2%	9	0.5	1%	13	0.5

	For the six months ended June 30,
	2026			2025
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	1%	109	0	—%	118	0
Home equity loans	—%	38	0	—%	131	0
Total Personal Banking	1%	106	0	—%	121	0

Commercial Banking:
Commercial real estate loans	2%	8	0.5	1%	8	0.5
Commercial real estate loans - owner occupied	4%	17	0	—%	6	0
Commercial and industrial loans	—%	6	0.5	1%	85	0.8
Total Commercial Banking	2%	8	0.5	1%	7	0.8
Total loans	2%	10	0.5	1%	12	0.8

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified within the previous twelve months of June 30, 2026 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$1,323	—	—	183
Home equity loans	362	30	—	—
Vehicle loans	—	—	3	—
Consumer loans	5	—	—	—
Total Personal Banking	1,690	30	3	183

Commercial Banking:
Commercial real estate loans	77,574	—	—	8,102
Commercial real estate loans - owner occupied	4,453	—	—	—
Commercial and industrial loans	920	92	—	47
Total Commercial Banking	82,947	92	—	8,149
Total loans	$84,637	122	3	8,332

The following table presents the performance of loans modified within the previous twelve months of June 30, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$755	—	32	183
Home equity loans	168	—	—	10
Consumer loans	9	—	—	—
Total Personal Banking	932	—	32	193

Commercial Banking:
Commercial real estate loans	5,993	—	—	—
Commercial real estate loans - owner occupied	3,503	39	—	—
Commercial and industrial loans	35	67	—	1,718
Total Commercial Banking	9,531	106	—	1,718
Total loans	$10,463	106	32	1,911

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	For the quarter ended June 30,
	2026		2025
	Term extension	Payment delay	Term extension	Payment delay
Personal Banking:
Residential mortgage loans	$183	—	—	183
Home equity loans	—	—	10	—
Total Personal Banking	183	—	10	183

Commercial Banking:
Commercial real estate loans	—	8,102	—	$—
Commercial and industrial loans	—	47	—	1,718
Total Commercial Banking	—	8,149	—	1,718

Total	$183	8,149	10	1,901

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2026 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$1,140	7,468	10,671	19,279	2,982,629	3,001,908
Home equity loans	6,611	2,116	4,343	13,070	1,484,087	1,497,157
Vehicle loans	11,100	3,007	3,433	17,540	2,682,649	2,700,189
Consumer loans	712	501	605	1,818	141,051	142,869
Total Personal Banking	19,563	13,092	19,052	51,707	7,290,416	7,342,123

Commercial Banking:
Commercial real estate loans	4,370	2,072	28,535	34,977	2,575,884	2,610,861
Commercial real estate loans - owner occupied	—	1,136	1,305	2,441	374,935	377,376
Commercial and industrial loans	2,844	5,837	15,659	24,340	2,874,527	2,898,867
Total Commercial Banking	7,214	9,045	45,499	61,758	5,825,346	5,887,104
Total loans	$26,777	22,137	64,551	113,465	13,115,762	13,229,227

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$41,180	10,934	10,001	62,115	3,038,665	3,100,780
Home equity loans	6,488	2,316	2,492	11,296	1,496,236	1,507,532
Vehicle loans	13,271	4,161	4,098	21,530	2,405,106	2,426,636
Consumer loans	792	438	795	2,025	135,229	137,254
Total Personal Banking	61,731	17,849	17,386	96,966	7,075,236	7,172,202

Commercial Banking:
Commercial real estate loans	24,379	12,736	31,723	68,838	2,846,858	2,915,696
Commercial real estate loans - owner occupied	4,266	205	1,022	5,493	375,713	381,206
Commercial and industrial loans	5,657	2,899	16,269	24,825	2,513,387	2,538,212
Total Commercial Banking	34,302	15,840	49,014	99,156	5,735,958	5,835,114
Total originated loans	$96,033	33,689	66,400	196,122	12,811,194	13,007,316

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of June 30, 2026 (in thousands):

	YTD June 30, 2026	2025	2024	2023	2022	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$66,537	60,367	37,804	199,709	577,292	2,048,433	—	—	2,990,142
Substandard	—	108	—	675	2,180	8,803	—	—	11,766
Total residential mortgage loans	66,537	60,475	37,804	200,384	579,472	2,057,236	—	—	3,001,908
Residential mortgage current period charge-offs	—	—	—	—	(286)	(1,180)	—	—	(1,466)
Home equity loans
Pass	61,066	88,532	23,712	42,490	64,482	324,261	829,187	58,057	1,491,787
Substandard	—	—	105	44	272	1,030	2,615	1,304	5,370
Total home equity loans	61,066	88,532	23,817	42,534	64,754	325,291	831,802	59,361	1,497,157
Home equity current period charge-offs	—	—	—	—	(49)	(99)	(389)	(137)	(674)
Vehicle loans
Pass	776,678	988,449	376,227	252,910	196,807	104,469	—	—	2,695,540
Substandard	—	1,032	966	1,145	648	—	858	—	4,649
Total vehicle loans	776,678	989,481	377,193	254,055	197,455	104,469	858	—	2,700,189
Vehicle current period charge-offs	(13)	(1,264)	(1,264)	(1,202)	(885)	(728)	—	—	(5,356)
Consumer loans
Pass	28,194	22,558	12,645	5,699	1,756	3,238	67,689	472	142,251
Substandard	20	32	26	22	2	—	480	36	618
Total consumer loans	28,214	22,590	12,671	5,721	1,758	3,238	68,169	508	142,869
Consumer loan current period charge-offs	(921)	(614)	(470)	(375)	(179)	(703)	(23)	(11)	(3,296)
Total Personal Banking	932,495	1,161,078	451,485	502,694	843,439	2,490,234	900,829	59,869	7,342,123
Commercial Banking:
Commercial real estate loans
Pass	123,532	185,371	227,563	218,108	307,628	1,005,039	27,981	10,570	2,105,792
Special mention	—	4,802	25,629	50,866	13,990	45,336	626	—	141,249
Substandard	—	5,224	29,352	36,631	81,864	206,517	2,693	1,539	363,820
Total commercial real estate loans	123,532	195,397	282,544	305,605	403,482	1,256,892	31,300	12,109	2,610,861
Commercial real estate current period charge-offs	—	—	—	(61)	(823)	(259)	—	—	(1,143)
Commercial real estate loans - owner occupied
Pass	9,224	67,303	31,766	30,442	18,347	179,457	1,559	—	338,098
Special mention	—	3,938	1,590	—	1,961	2,523	1,180	—	11,192
Substandard	2,935	—	5,877	1,043	4,739	8,442	4,201	849	28,086
Total commercial real estate loans - owner occupied	12,159	71,241	39,233	31,485	25,047	190,422	6,940	849	377,376
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial and industrial loans
Pass	559,533	688,265	404,125	218,497	156,341	64,819	644,727	6,512	2,742,819
Special mention	—	12,539	19,000	8,410	1,085	288	4,978	1	46,301
Substandard	—	1,936	23,310	10,326	7,401	6,661	59,019	1,094	109,747
Total commercial and industrial loans	559,533	702,740	446,435	237,233	164,827	71,768	708,724	7,607	2,898,867
Commercial and industrial current period charge-offs	—	(84)	(281)	(306)	(600)	(373)	(387)	(69)	(2,100)
Total Commercial Banking	695,224	969,378	768,212	574,323	593,356	1,519,082	746,964	20,565	5,887,104

Total loans	$1,627,719	2,130,456	1,219,697	1,077,017	1,436,795	4,009,316	1,647,793	80,434	13,229,227
For the six months ended June 30, 2026, $15 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$65,511	41,435	216,600	607,377	709,122	1,448,488	—	—	3,088,533
Substandard	—	—	729	2,363	2,760	6,395	—	—	12,247
Total residential mortgage loans	65,511	41,435	217,329	609,740	711,882	1,454,883	—	—	3,100,780
Residential mortgage current period charge-offs	—	—	(51)	(447)	(55)	(623)	(50)	—	(1,226)
Home equity loans
Pass	99,444	26,377	47,301	71,086	71,038	290,393	840,879	57,259	1,503,777
Substandard	—	—	47	255	—	1,168	1,441	844	3,755
Total home equity loans	99,444	26,377	47,348	71,341	71,038	291,561	842,320	58,103	1,507,532
Home equity current period charge-offs	—	(85)	(13)	(219)	(98)	(399)	(545)	(221)	(1,580)
Vehicle loans
Pass	1,157,146	477,435	335,622	281,604	111,302	58,034	—	—	2,421,143
Substandard	537	1,169	1,455	1,128	735	469	—	—	5,493
Total vehicle loans	1,157,683	478,604	337,077	282,732	112,037	58,503	—	—	2,426,636
Vehicle current period charge-offs	(527)	(1,663)	(2,159)	(2,129)	(1,205)	(1,145)	—	—	(8,828)
Consumer loans
Pass	34,396	17,034	8,244	3,117	1,063	3,128	68,963	489	136,434
Substandard	16	72	32	8	9	—	603	80	820
Total consumer loans	34,412	17,106	8,276	3,125	1,072	3,128	69,566	569	137,254
Consumer loan current period charge-offs	(2,488)	(872)	(805)	(500)	(313)	(1,206)	(166)	(91)	(6,441)
Total Personal Banking	1,357,050	563,522	610,030	966,938	896,029	1,808,075	911,886	58,672	7,172,202
Commercial Banking:
Commercial real estate loans
Pass	192,876	280,328	304,567	406,936	275,080	973,846	37,133	11,234	2,482,000
Special Mention	1,738	5,933	23,540	28,030	41,409	27,177	639	—	128,466
Substandard	886	29,241	22,868	81,445	55,020	112,043	1,942	1,785	305,230
Total commercial real estate loans	195,500	315,502	350,975	516,411	371,509	1,113,066	39,714	13,019	2,915,696
Commercial real estate current period charge-offs	—	(3)	(73)	(2,009)	(30)	(11,847)	(15)	(173)	(14,150)
Commercial real estate loans - owner occupied
Pass	59,948	34,150	28,382	17,798	54,818	134,942	5,764	—	335,802
Special Mention	—	—	—	—	615	2,508	—	—	3,123
Substandard	—	3,758	1,720	3,614	3,359	26,925	1,963	942	42,281
Total commercial real estate loans - owner occupied	59,948	37,908	30,102	21,412	58,792	164,375	7,727	942	381,206
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(336)	—	—	(336)
Commercial and industrial loans
Pass	741,190	531,151	246,591	210,899	35,114	55,116	569,922	2,847	2,392,830
Special Mention	187	21,007	7,883	976	426	107	31,262	4	61,852
Substandard	3,840	12,765	20,440	5,698	5,141	6,185	27,886	1,575	83,530
Total commercial and industrial loans	745,217	564,923	274,914	217,573	40,681	61,408	629,070	4,426	2,538,212
Commercial and industrial current period charge-offs	—	(128)	(489)	(2,986)	(230)	(1,493)	(310)	(1,459)	(7,095)
Total Commercial Banking	1,000,665	918,333	655,991	755,396	470,982	1,338,849	676,511	18,387	5,835,114

Total loans	$2,357,715	1,481,855	1,266,021	1,722,334	1,367,011	3,146,924	1,588,397	77,059	13,007,316
For the year ended December 31, 2025, $16 million of revolving loans were converted to term loans.

(5)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Amortizable intangible assets:
Core deposit intangibles - gross	$116,899	74,899
Acquisitions	—	42,000
Less: accumulated amortization	(81,587)	(77,232)
Core deposit intangibles - net	$35,312	39,667
Total intangible assets - net	$35,312	39,667

The following table shows the actual aggregate amortization expense for the quarters and six months ended June 30, 2026 and 2025, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2026	$2,166
For the quarter ended June 30, 2025	436
For the six months ended June 30, 2026	4,355
For the six months ended June 30, 2025	940
For the year ending December 31, 2026	8,473
For the year ending December 31, 2027	7,073
For the year ending December 31, 2028	5,936
For the year ending December 31, 2029	5,102
For the year ending December 31, 2030	4,269
For the year ending December 31, 2031	3,685

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2025	$444,330
June 30, 2026 (1)	$444,997
(1) During the second quarter of 2026, goodwill was adjusted as the result of a measurement period adjustment associated with the Penns Woods acquisition. Refer to Note 2 “Acquisitions” within this Item 1 of this Quarterly Report for more information.

We performed our annual goodwill impairment test as of June 30, 2026 in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(6)    Borrowings

(a)    Borrowed Funds

Borrowed funds at June 30, 2026 and December 31, 2025 are presented in the following table (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$320,000	3.93%	$332,569	3.99%
Term notes payable to the FHLB of Pittsburgh, due in more than one year	65,322	4.07%	105,482	4.09%
Total term notes payable to the FHLB	385,322		438,051
Revolving line of credit, FHLB of Pittsburgh	226,700	3.93%	—	—%
Collateralized borrowings, due within one year	53	1.94%	8,232	1.55%
Total borrowed funds	$612,075		$446,283

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At June 30, 2026, the carrying value of these loans was $6.2 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was a $227 million and a $0 million balance on the revolving line of credit at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, collateralized borrowings due within one year were $53 thousand and $8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At June 30, 2026, the carrying value of the cash and securities used as collateral was $10 million.

At June 30, 2026 and December 31, 2025, term notes payable to the FHLB of Pittsburgh due within one year was $320 million and $333 million, respectively. At June 30, 2026 and December 31, 2025 term notes payable to the FHLB of Pittsburgh due in more than one year was $65 million and $105 million, respectively.

(b)    Subordinated Debt

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, subject to certain limitations based on maturity date, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During 2022 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million were amortized over five years on a straight-line basis into interest expense. At June 30, 2026 and December 31, 2025, subordinated notes, net of issuance costs, were $115 million. For the six months ended June 30, 2026 and June 30, 2025 total interest expense paid on the subordinated notes was $4 million and $2 million, respectively.

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

	Maturity date	Interest rate	Capital debt securities	June 30, 2026	December 31, 2025
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,061	8,049
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,864	2,850
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	4,047	3,995
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	4,038	3,986
			$128,875	130,223	130,093
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the six months ended June 30, 2026 and June 30, 2025 total interest expense paid on trust preferred securities was $4 million.

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time.

(7)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2026, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $62 million, of which $59 million is fully collateralized. At June 30, 2026, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $23 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $17 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $4 million at June 30, 2026. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(8)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three and six months ended June 30, 2026 and 2025 and the treasury stock method was used to determine diluted earnings per share for the three and six months ended June 30, 2026 and 2025.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$53,546	33,675	104,082	77,133
Less: Dividends and undistributed earnings allocated to participating securities	2	19	3	44
Net income available to common shareholders - two class method - Basic and Diluted	$53,544	33,656	104,079	77,089

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	146,327,502	127,641,857	146,216,652	127,515,768
Add: Potentially dilutive shares	799,721	472,652	773,413	831,373
Denominator for treasury stock method - Diluted	147,127,223	128,114,509	146,990,065	128,347,141

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	146,327,502	127,641,857	146,216,652	127,515,768
Add: Average participating shares outstanding	4,135	72,790	4,135	72,790
Denominator for two class method - Diluted	146,331,637	127,714,647	146,220,787	127,588,558

Basic earnings per share	$0.37	0.26	0.71	0.60

Diluted earnings per share	$0.36	0.26	0.71	0.60

Anti-dilutive awards (1)	1,438	2,051	1,894	2,051

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

(9)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$1,028	1,120	—	—
Interest cost	2,249	2,173	17	15
Expected return on plan assets	(3,302)	(2,989)	—	—
Amortization of prior service cost	—	(203)	—	—
Amortization of the net loss	(202)	(37)	21	7
Net periodic cost	$(227)	64	38	22

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$2,056	2,240	—	—
Interest cost	4,498	4,346	34	30
Expected return on plan assets	(6,604)	(5,978)	—	—
Amortization of prior service cost	—	(406)	—	—
Amortization of the net loss	(404)	(74)	41	14
Net periodic cost	$(454)	128	75	44

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2026 and December 31, 2025, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2026 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$248,499	248,499	248,499	—	—	—
Securities available-for-sale	1,829,179	1,829,179	—	1,829,179	—	—
Securities held-to-maturity	630,802	550,416	—	550,416	—	—
Loans receivable, net	13,079,906	12,628,052	—	—	12,628,052	—
Loans held-for-sale	15,391	15,391	—		15,391	—
Accrued interest receivable	57,473	57,473	57,473	—	—	—
Interest rate lock commitments	673	673	—	—	673	—
Forward commitments	78	78	—	78	—	—
Interest rate swaps designated as hedging instruments	—	—	—	609	—	(609)
Interest rate swaps not designated as hedging instruments	5,112	5,112	—	20,652	—	(15,540)
FHLB stock	43,345	43,345	—	—	—	—
Total financial assets	$15,910,458	15,378,218	305,972	2,400,934	12,644,116	(16,149)

Financial liabilities:
Savings and checking deposits	$11,334,008	11,334,008	11,334,008	—	—	—
Time deposits	2,827,810	2,827,204	—	—	2,827,204	—
Borrowed funds	612,075	610,614	623,864	—	—	(13,250)
Subordinated debt	114,800	114,800	—	114,800	—	—
Junior subordinated debentures	130,223	126,664	—	—	126,664	—
Interest rate swaps designated as hedging instruments	—	—	—	58	—	(58)
Interest rate swaps not designated as hedging instruments	17,867	17,867	—	20,708	—	(2,841)
Risk participation agreements	14	14	—	14	—	—
Accrued interest payable	8,385	8,385	8,385	—	—	—
Total financial liabilities	$15,045,182	15,039,556	11,966,257	135,580	2,953,868	(16,149)
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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2026 and December 31, 2025.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	32,640	—	—	32,640
States and political subdivisions	—	68,030	—	—	68,030
Corporate	—	99,058	—	—	99,058
Total debt securities	—	199,728	—	—	199,728

Mortgage-backed securities:
GNMA	—	139,519	—	—	139,519
FNMA	—	157,715	—	—	157,715
FHLMC	—	221,574	—	—	221,574
Non-agency	—	3	—	—	3
Collateralized mortgage obligations:
GNMA	—	723,889	—	—	723,889
FNMA	—	85,011	—	—	85,011
FHLMC	—	301,740	—	—	301,740
Total mortgage-backed securities	—	1,629,451	—	—	1,629,451

Interest rate lock commitments	—	—	673	—	673
Forward commitments	—	78	—	—	78
Interest rate swaps designated as hedging instruments	—	609	—	(609)	—
Interest rate swaps not designated as hedging instruments	—	20,652	—	(15,540)	5,112
Total assets	$—	1,850,518	673	(16,149)	1,835,042

Interest rate swaps designated as hedging instruments	$—	58	—	(58)	—
Interest rate swaps not designated as hedging instruments	—	20,708	—	(2,841)	17,867
Risk participation agreements	—	14	—	—	14
Total liabilities	$—	20,780	—	(2,899)	17,881
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$541	433	617	342
Interest rate lock commitments:
Net activity	132	500	56	591
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$673	933	673	933

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed and real estate owned.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	23,276	23,276
Real estate owned, net	—	—	63	63
Total assets	$—	—	23,339	23,339

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2026 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$23,276	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned, net	63	Appraisal value (1)	Estimated cost to sell	15%

Loans held for sale	15,391	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

As of June 30, 2026, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities spread over the next three years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets or other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2026
Derivatives designated as hedging instruments:
Interest rate swap agreements	$100,000	609	75,000	58
Derivatives not designated as hedging instruments:
Interest rate swap agreements	878,510	20,652	878,510	20,708
Interest rate lock commitments	28,250	673	—	—
Forward commitments	3,093	78	—	—
Risk participation agreements	—	—	113,072	14
Total Derivatives	$1,009,853	22,012	1,066,582	20,780

At December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	51	125,000	1,280
Derivatives not designated as hedging instruments:
Interest rate swap agreements	912,021	25,155	912,021	25,366
Foreign exchange swap agreements	2,592	4	—	—
Interest rate lock commitments	24,772	617	—	—
Forward commitments	2,711	95	—	—
Risk participation agreements	—	—	117,582	27
Total derivatives	$992,096	25,922	1,154,603	26,673
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Hedging derivatives:
Decrease/(increase) in interest expense	$41	293	(13)	587

Non-hedging swap derivatives:
Increase/(decrease) in other operating income	97	(231)	166	(612)
Increase/(decrease) in mortgage banking income	160	627	(85)	789

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended June 30, 2026 (dollars in thousands):

	Notional amount	Effective rate	Estimated (decrease)/increase to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.41%	$(107)	5/11/2027	10
Issued May 12, 2023	25,000	3.46%	(95)	5/12/2028	22
Issued May 19, 2023	25,000	3.75%	(22)	11/19/2027	17
Issued May 31, 2023	25,000	4.01%	30	11/30/2026	5
Issued July 26, 2023	25,000	4.12%	80	7/26/2028	25
Issued July 31, 2023	25,000	4.22%	104	1/31/2028	19
Issued August 9, 2023	25,000	4.29%	101	8/9/2027	13
Total	$175,000		$91

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of June 30, 2026 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated of condition
Interest rate swaps - hedging	$609	(609)	—
Interest rate swaps - not hedging	20,652	(15,540)	5,112

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of condition
Interest rate swaps - hedging	58	(58)	—
Interest rate swaps - not hedging	20,708	(2,841)	17,867

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

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2026, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2026
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2026	$(105,241)	(164)	26,526	(78,879)

Other comprehensive (loss)/income income before reclassification adjustments (1) (3)	(3,486)	562	—	(2,924)
Amounts reclassified from accumulated other comprehensive income (2) (4)	(663)	—	(131)	(794)

Net other comprehensive income/(loss)	(4,149)	562	(131)	(3,718)

Balance as of June 30, 2026	$(109,390)	398	26,395	(82,597)

	For the quarter ended June 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2025	$(116,385)	(102)	18,006	(98,481)

Other comprehensive income/(loss) before reclassification adjustments (6) (8)	3,425	(650)	—	2,775
Amounts reclassified from accumulated other comprehensive income (7) (9)	1	—	(169)	(168)

Net other comprehensive income/(loss)	3,426	(650)	(169)	2,607

Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)
(1)Consists of unrealized holding losses, net of tax of $1,697.
(2)Consists of realized gain, net of tax of $214.
(3)Change in fair value of interest rate swaps, net of tax ($216).
(4)Consists of realized gains, net of tax of $50.
(5)Consists of unrealized holding gains, net of tax of ($1,180).
(6)Consists of realized losses, net of tax of $0
(7)Change in fair value of interest rate swaps, net of tax $246.
(8)Consists of realized gains, net of tax of $64.

	For the six months ended June 30, 2026
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2025	$(96,126)	(891)	26,326	(70,691)

Other comprehensive (loss)/income before reclassification adjustments (1) (3) (4)	(12,594)	1,289	331	(10,974)
Amounts reclassified from accumulated other comprehensive income (2) (5)	(670)	—	(262)	(932)

Net other comprehensive income/(loss)	(13,264)	1,289	69	(11,906)

Balance as of June 30, 2026	$(109,390)	398	26,395	(82,597)

	For the six months ended June 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive loss before reclassification adjustments (6) (8)	17,288	(1,911)	—	15,377
Amounts reclassified from accumulated other comprehensive income (7) (9)	1	—	(338)	(337)

Net other comprehensive income/(loss)	17,289	(1,911)	(338)	15,040

Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)
(1)Consists of unrealized holding losses, net of tax of $5,127.
(2)Consists of realized gains, net of tax of $216.
(3)Change in fair value of interest rate swaps, net of tax ($490).
(4)Consists of unrealized gains, net of tax of ($125).
(5)Consists of realized gains, net of tax of $101.
(6)Consists of unrealized holding gains, net of tax ($5,663).
(7)Consists of realized losses, net of tax $0.
(8)Change in fair value of interest rate swaps, net of tax $624.
(9)Consists of realized gains, net of tax of $128.

(14)    Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. Our one operating segment, Banking, is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of the various components of the business such as branches and lending, which are then aggregated because operating performance, products/services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The information reviewed is on a consolidated basis and discrete financial information is not available. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income through return on average assets and return on average equity and the efficiency ratio, as well as loan growth to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credits losses and payroll provide the significant expenses in the banking operating. All operations are domestic.

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

	Banking Segment
	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest income	$205,140	171,570	406,690	352,165
Reconciliation of revenue
Service charges and fees	16,908	15,797	34,026	30,784
Trust and other financial services income	9,449	7,948	18,067	15,858
Other revenue (1)	7,872	7,193	14,718	12,651
Consolidated revenues	$239,369	202,508	473,501	411,458

Less:
Interest expense	58,202	52,126	117,270	104,903
Segment net interest income and noninterest income	$181,167	150,382	356,231	306,555
Less:
Provision for credit losses	6,637	8,744	11,006	16,655
Compensation and employee benefits	63,476	55,213	121,806	109,753
Processing expenses	16,948	12,973	33,754	26,963
Premises and occupancy costs	8,494	7,122	18,357	15,522
Professional services	3,490	3,990	7,013	6,746
Office operations	3,660	2,910	7,535	5,887
Federal deposit insurance premiums	(291)	2,296	2,604	4,624
Other segment items (2)	8,506	13,036	17,252	19,782
Income tax expense	16,701	10,423	32,822	23,490
Segment net income/consolidated net income	$53,546	33,675	104,082	77,133
(1)    Other revenues include gain/(loss) on sale of investments, gain on sale of SBA loans, gain on real estate owned, income from bank owned life insurance, mortgage banking income and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Other segment disclosures
Interest income	$205,140	171,570	406,690	352,165
Interest expense	58,202	52,126	117,270	104,903
Depreciation	3,163	2,745	6,332	5,520
Amortization	2,166	436	4,355	940
Other significant noncash items:
Provision for credit losses	6,637	8,744	11,006	16,655
Segment assets	17,207,139	14,485,107	17,207,139	14,485,107
Expenditures for segment assets	5,556	3,629	9,864	5,451

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2025 Annual Report on Form 10-K and Note 1 “Basis of Presentation and Informational Disclosures” within this Item 1 of this Quarterly Report for more information.

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

Acquisition of Penns Woods

On July 25, 2025, the Company completed its acquisition of Penns Woods, pursuant to the merger agreement, which was entered into by the Company and Penns Woods on December 16, 2024 (the "Merger Agreement"). In accordance with the Merger Agreement, the Company and Penns Woods completed a business combination whereby Penns Woods merged with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), Penns Woods’ wholly-owned subsidiary banks, Luzerne Bank, a Pennsylvania-chartered state bank, and Jersey Shore State Bank, a Pennsylvania-chartered state bank, merged with and into Northwest Bank, with Northwest Bank as the surviving bank in the subsidiary bank mergers. Under the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of Penns Woods’ common stock, $5.55 par value, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares (as provided for in the Merger Agreement)), converted, in accordance with the procedures set forth in the Merger Agreement, into a right to receive 2.385 shares of common stock, $0.01 par value, of the Company.

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s second quarter 2026 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the second quarter 2025 results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded goodwill of $64 million and core deposit intangibles of $42 million related to the acquisition.

Comparison of Financial Condition

Total assets at June 30, 2026 were $17.2 billion, an increase of $441 million from December 31, 2025. A discussion of significant changes follows.

Cash and cash equivalents increased by $15 million, or 6%, to $248 million at June 30, 2026, from $234 million at December 31, 2025 due to growth in our deposits and borrowings exceeding the growth in loans and securities.

Total marketable securities increased to $2.5 billion at June 30, 2026, increasing by $190 million, or 8%, from December 31, 2025. Available-for-sale securities increased by $243 million, this was driven by the purchase of additional securities. Held-to-maturity securities declined $53 million, driven by maturities and recurring monthly cash flows.

Gross loans receivable was $13.2 billion at June 30, 2026, increasing $222 million from December 31, 2025. This increase is attributed to net growth of commercial and industrial (C&I) and vehicle loans. Our total personal banking loan portfolio increased by $170 million, to $7.3 billion at June 30, 2026, while our total commercial banking loans increased by $52 million, to $5.9 billion at June 30, 2026.

The following table provides the various loan sectors in our commercial real estate portfolio at June 30, 2026:

Property type	Percent of portfolio
Retail Building	13.1%
5 or more unit dwelling	11.7
Commercial office building - non-owner occupied	8.3
Nursing Home	7.5
Manufacturing & industrial building	6.8
Single family dwelling	5.8
Residential acquisition & development - 1-4 family, townhouses and apartments	4.5
2-4 family	4.3
Warehouse/storage building	3.9
Commercial office building - owner occupied	3.6
Multi-use building - office and warehouse	3.0
Student housing	2.3
Other medical facility	2.3
Multi-use building - commercial, retail and residential	2.3
Hotel/motel	2.2
All other	18.4
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at June 30, 2026:

State	Percent of portfolio
Pennsylvania	47.8%
New York	23.4
Ohio	13.8
Indiana	5.0
New Jersey	1.6
All other	8.4
Total	100.0%
Total deposits increased by $219 million, to $14.2 billion at June 30, 2026, from $13.9 billion at December 31, 2025. This increase was driven primarily by an increase in the balance of money market and savings deposits of $226 million and $93 million, respectively, partly due to customers shifting funds to these products as their time deposits matured. This is partially offset by a decrease in interest-bearing checking and time deposits of $79 million and $89 million, respectively.

As of June 30, 2026, we had $236 million of brokered deposits, which made up 9% of our time deposits and 2% of our total deposit balance at quarter end. As of December 31, 2025, we had $193 million of brokered deposits, which made up 7% of our time deposits and 1% of our total deposit balance at year end. The brokered deposits had an average original term of 7 and 8.5 months, respectively.

In addition, we had $901 million and $941 million of deposits through our participation in the IntraFi Network Deposits and R&T Insured Deposit programs as of June 30, 2026 and December 31, 2025, respectively. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.03% as of June 30, 2026 and 3.00% as of December 31, 2025.

At June 30, 2026 and December 31, 2025, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $2.1 billion and $1.9 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of June 30, 2026
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$3,945,748	27.9%	6,287
Less intercompany deposit accounts	1,427,595	10.1%	12
Less collateralized deposit accounts	445,460	3.2%	253
Uninsured deposits excluding intercompany and collateralized accounts	$2,072,693	14.6%	6,022
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $185 million, or 1.3% of total deposits, as of June 30, 2026. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $404 million, or 2.9%, of total deposits, as of June 30, 2026. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $344,187 as of June 30, 2026.

Total shareholders’ equity increased to $1.9 billion, or $13.17 per share, at June 30, 2026 compared to $12.94 per share at December 31, 2025, increasing by $37 million in the current year.  The increase was the result of year-to-date earnings of $104 million, partially offset by $59 million of cash dividend payments and an increase in accumulated other comprehensive loss of $12 million, or 17%, due to an increase in unrealized loss in the available-for-sale investment portfolio.

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

	At June 30, 2026
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,934,993	15.17%	$1,339,188	10.50%	$1,275,417	10.00%
Northwest Bank	1,789,556	14.04%	1,337,925	10.50%	1,274,214	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,557,333	12.21%	1,084,105	8.50%	765,250	6.00%
Northwest Bank	1,630,118	12.79%	1,083,082	8.50%	1,019,371	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,557,333	12.21%	892,792	7.00%	N/A	N/A
Northwest Bank	1,630,118	12.79%	891,950	7.00%	828,239	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,557,333	9.37%	664,478	4.00%	N/A	N/A
Northwest Bank	1,630,118	9.83%	663,100	4.00%	828,874	5.00%
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

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at June 30, 2026 was 23.56% compared to 18.44% as of December 31, 2025. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2026, Northwest had $4.3 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had a drawn balance of $227 million as of June 30, 2026, as well as $1.9 billion of borrowing capacity available with the Federal Reserve Bank and $419 million with five correspondent banks.

Dividends

We paid $29 million in cash dividends during the quarter ended June 30, 2026 compared to $26 million for the quarter ended June 30, 2025. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for the quarters ended June 30, 2026 and 2025 was 55.6% and 76.9%, respectively, on dividends of $0.20 per share. On July 22, 2026, the Board of Directors declared a cash dividend of $0.20 per share payable on August 18, 2026 to shareholders of record as of August 6, 2026. This represents the 127th consecutive quarter we have paid a cash dividend.

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

	June 30, 2026	December 31, 2025
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$10,671	10,001
Home equity loans	4,343	2,492
Vehicle loans	3,433	4,098
Other consumer loans	605	795
Commercial real estate loans	28,535	31,723
Commercial real estate - owner occupied	1,305	1,022
Commercial and industrial loans	15,659	16,269
Total loans 90 days or more past due	$64,551	66,400
Total real estate owned (REO)	$63	76
Total loans 90 days or more past due and REO	64,614	66,476
Total loans 90 days or more past due to net loans receivable	0.49%	0.52%
Total loans 90 days or more past due and REO to total assets	0.38%	0.40%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	61,014	65,753
Nonaccrual loans - loans less than 90 days past due	30,337	41,530
Loans 90 days or more past due still accruing	573	646
Total nonperforming loans	91,924	107,929
Total nonperforming assets	$91,987	$108,005
Total nonaccrual loans to total loans	0.69%	0.82%

Allowance for Credit Losses

On an ongoing basis, the Credit Administration department, as well as loan officers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each vertical to monitor the performance and status of commercial loans on an internal watch list. On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated. These rating are periodically reviewed by our Credit Risk Review department as part of a targeted risk-based review program. Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss”. Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess potential weaknesses, are designated as “special mention”. A “substandard” loan is any loan that has well defined weaknesses, is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” have all the weakness inherent in those classified as “doubtful” and are considered uncollectible.

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

If a substandard or doubtful loan is not individually assessed, it is grouped with other loans that possess common characteristics for credit losses and analysis. For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial and industrial loans. The allowance for credit losses is measured using a combination of statistical models and qualitative assessments. We use a twenty four month forecasting period and revert to historical average loss rates thereafter.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of June 30, 2026, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $1 million to $149 million, or 1.13% of total loans at June 30, 2026, which is a slight decrease from 1.15% at December 31, 2025. This decrease was primarily driven by our loan portfolio mix. The provision for credit losses for the quarter ended June 30, 2026 was $7 million, driven by growth in our commercial lending portfolio, including unfunded commitments, compared to $9 million for the quarter ended June 30, 2025.

Total classified loans increased by $71 million to $524 million at June 30, 2026 compared to $453 million at December 31, 2025. This increase was driven by net increases in our C&I and commercial real estate portfolios which increased $26 million and $44 million, respectively. The increase in classified loans was driven by acquired loans to borrowers whose updated financial statements indicated financial deterioration.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $91 million at June 30, 2026 decreased by $16 million, or 15%, from $107 million at December 31, 2025, or 0.69% of total loans receivable as of June 30, 2026 and 0.82% of total loans receivable as of December 31, 2025. As a percentage of average loans, annualized net charge-offs were 0.15% for the three months ended June 30, 2026 compared to 0.25% for the year ended December 31, 2025.

Comparison of Operating Results for the Quarters Ended June 30, 2026 and 2025

The following chart provides a reconciliation of net income from the quarter ended June 30, 2025 to the quarter ended June 30, 2026 (dollars in thousands):

Net income for the quarter ended June 30, 2026 was $54 million, or $0.36 per diluted share, an increase of $20 million, or 59%, from net income of $34 million, or $0.26 per diluted share, for the quarter ended June 30, 2025. This increase in net income resulted primarily from an increase in net interest income of $27 million which was driven by the increase in interest income on loans receivable of $28 million. This was offset by an increase in noninterest expense of $7 million which was driven by an increase in compensation and employee benefits and processing expenses of $8 million and $4 million, respectively. Net income for the quarter ended June 30, 2026 represents annualized returns on average equity and average assets of 11.20% and 1.27%, respectively, compared to 8.26% and 0.93% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$120,322
$136,944
$143,201
$143,348
$147,773
3.56%
3.65%
3.69%
3.70%
3.75%
2Q25
3Q25
4Q25
1Q26
2Q26
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the second quarter of 2026 was $147 million which increased $27 million, or 23%, from the second quarter of 2025. Net interest income (FTE) was $148 million for the quarter ended June 30, 2026 and net interest margin (FTE) was 3.75%. Compared to the same quarter of the prior year, net interest income (FTE) increased $27 million and net interest margin (FTE) increased by nineteen basis points. The increase in net interest income (FTE) and net interest margin (FTE) was primarily driven by a higher average balance of earnings assets and interest bearing liabilities acquired from the Penns Woods acquisition.

Average Loans
$11,249
$12,568
$12,982
$13,084
$13,094
5.55%
5.63%
5.65%
5.62%
5.61%
2Q25
3Q25
4Q25
1Q26
2Q26
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments

$2,056
$2,112
$2,201
$2,467
$2,532
2.69%
2.81%
2.98%
3.17%
3.27%
2Q25
3Q25
4Q25
1Q26
2Q26
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$12,154
$13,297
$13,771
$14,047
$14,134
1.55%
1.55%
1.53%
1.48%
1.43%
2Q25
3Q25
4Q25
1Q26
2Q26
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$208
$347
$355
$405
$379
3.94%
3.84%
3.83%
3.88%
3.96%
2Q25
3Q25
4Q25
1Q26
2Q26
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable increased $1.8 billion, or 16%, from the quarter ended June 30, 2025. This increase was driven by the acquisition of Penns Woods which resulted in an additional $1.8 billion in loans. Interest income on loans receivable increased by $28 million, or 18%, from the same quarter in the prior year, driven by the Penns Woods acquisition and a loan mix shift towards higher yielding commercial loans.

Average investments increased 23% from the second quarter of 2025 driven by the Penns Woods acquisition and a targeted increase in the overall securities portfolio. Interest income on investment securities increased by $7 million, or 50%, from the quarter ended June 30, 2025. The increase is due to the increase in the average balance of investments and the increase in average yield on investments (FTE) to 3.27% for the quarter ended June 30, 2026.

Average deposits grew 16% from the quarter ended June 30, 2025 driven by deposits acquired from the Penns Woods merger. Our average money market, interest-bearing checking, and time deposit accounts grew by $608 million, $364 million, $283 million respectively, from the quarter ended June 30, 2025 partly due to acquisition and higher use of brokered CDs. Interest expense on deposits increased by $4 million, or 8% from the quarter ended June 30, 2025, primarily attributable to an increase in average balance of deposits partially offset by lower cost of funds.

Compared to the quarter ended June 30, 2025, average borrowings saw an 82% increase. This increase was attributable to the acquisition of long-term borrowings from Penns Woods. The increase in the average balance of borrowings resulted in an increase in interest expense on borrowings of $3 million from the quarter ended June 30, 2025.

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

	Quarter ended June 30,
	2026			2025
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,030,237	30,219	3.99%	$3,091,324	29,978	3.88%
Home equity loans	1,494,049	21,798	5.85%	1,145,655	16,265	5.69%
Consumer loans	2,658,435	36,064	5.44%	2,073,103	28,648	5.54%
Commercial real estate loans	3,131,545	49,291	6.23%	2,836,757	43,457	6.06%
Commercial and industrial loans	2,779,969	45,753	6.51%	2,102,115	37,287	7.02%
Loans receivable (a) (b) (d) (includes FTE adjustments of $656 and $721, respectively)	13,094,235	183,125	5.61%	11,248,954	155,635	5.55%
Mortgage-backed securities (c)	2,232,535	18,024	3.23%	1,790,423	12,154	2.72%
Investment securities (c) (d) (includes FTE adjustments of $179 and $157, respectively)	299,068	2,652	3.55%	266,053	1,668	2.51%
FHLB stock, at cost	34,416	738	8.60%	17,838	318	7.15%
Other interest-earning deposits	141,898	1,436	4.00%	220,416	2,673	4.85%
Total interest-earning assets (includes FTE adjustments of $835 and $878, respectively)	15,802,152	205,975	5.23%	13,543,684	172,448	5.11%
Noninterest-earning assets (e)	1,061,487			924,513
Total assets	$16,863,639			$14,468,197

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,447,522	6,531	1.07%	$2,212,175	6,521	1.18%
Interest-bearing demand deposits	2,973,878	8,422	1.14%	2,609,887	7,192	1.11%
Money market deposit accounts	2,728,590	12,723	1.87%	2,121,088	9,658	1.83%
Time deposits	2,882,261	22,708	3.16%	2,599,254	23,455	3.62%
Total interest-bearing deposits (g)	11,032,251	50,384	1.83%	9,542,404	46,826	1.97%
Borrowed funds (f)	379,262	3,740	3.96%	208,342	2,046	3.94%
Subordinated debentures	114,800	2,200	7.58%	114,661	1,148	4.00%
Junior subordinated debentures	130,181	1,878	5.70%	129,921	2,106	6.41%
Total interest-bearing liabilities	11,656,494	58,202	2.00%	9,995,328	52,126	2.09%
Noninterest-bearing demand deposits (g)	3,101,574			2,611,597
Noninterest-bearing liabilities	187,436			225,306
Total liabilities	14,945,504			12,832,231
Shareholders’ equity	1,918,135			1,635,966
Total liabilities and shareholders’ equity	$16,863,639			$14,468,197
Net interest income (FTE)/Interest rate spread (FTE) (d)		147,773	3.23%		120,322	3.02%
Net interest-earning assets/Net interest margin (FTE)	$4,145,658		3.75%	$3,548,356		3.56%
Tax equivalent adjustment (d)		835			878
Net interest income, GAAP basis		146,938			119,444
Ratio of interest-earning assets to interest- bearing liabilities	1.36X			1.36X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses and fair value marks, which were not material.
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
(g)Average cost of deposits were 1.43% and 1.55%, respectively.
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

	For the quarter ended June 30, 2026 vs. 2025
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$1,684	25,806	27,490
Mortgage-backed securities	2,301	3,569	5,870
Investment securities	692	292	984
FHLB stock, at cost	65	355	420
Other interest-earning deposits	(443)	(794)	(1,237)
Total interest-earning assets	4,299	29,228	33,527

Interest-bearing liabilities:
Savings deposits	(618)	628	10
Interest-bearing demand deposits	199	1,031	1,230
Money market deposit accounts	232	2,833	3,065
Time deposits	(2,977)	2,230	(747)
Borrowed funds	9	1,685	1,694
Subordinated debt	1,049	3	1,052
Junior subordinated debentures	(232)	4	(228)
Total interest-bearing liabilities	(2,338)	8,414	6,076

Net change in net interest income (FTE)	$6,637	20,814	27,451

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

	Six months ended June 30,
	2026			2025
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,054,223	60,815	3.98%	$3,123,353	60,372	3.87%
Home equity loans	1,497,606	43,310	5.83%	1,142,708	32,429	5.72%
Consumer loans	2,594,507	70,334	5.47%	2,011,012	54,921	5.51%
Commercial real estate loans	3,236,260	100,628	6.18%	2,858,064	99,973	6.96%
Commercial and industrial loans	2,706,468	89,250	6.56%	2,077,799	73,299	7.02%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,319 and $1,442, respectively)	13,089,064	364,337	5.61%	11,212,936	320,994	5.77%
Mortgage-backed securities (c)	2,190,996	35,023	3.20%	1,781,959	23,884	2.68%
Investment securities (c) (d) (includes FTE adjustments of $382 and $313, respectively)	308,480	5,218	3.38%	264,945	3,269	2.47%
FHLB stock, at cost	35,313	1,506	8.60%	19,342	684	7.13%
Other interest-earning deposits	140,934	2,307	3.26%	231,914	5,089	4.36%
Total interest-earning assets (includes FTE adjustments of $1,701 and $1,755, respectively)	15,764,787	408,391	5.22%	13,511,096	353,920	5.28%
Noninterest-earning assets (e)	1,083,506			924,426
Total assets	$16,848,293			$14,435,522

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,421,847	12,603	1.05%	$2,203,289	12,973	1.19%
Interest-bearing demand deposits	2,986,607	17,163	1.16%	2,601,604	14,255	1.10%
Money market deposit accounts	2,669,291	24,851	1.88%	2,102,124	18,964	1.82%
Time deposits	2,924,445	46,850	3.23%	2,614,238	47,959	3.70%
Total interesting-bearing deposits (g)	11,002,190	101,467	1.86%	9,521,255	94,151	1.99%
Borrowed funds (f)	391,835	7,615	3.92%	216,189	4,252	3.97%
Subordinated debentures	114,800	4,405	7.63%	114,618	2,296	4.01%
Junior subordinated debentures	130,151	3,783	5.78%	129,889	4,204	6.44%
Total interest-bearing liabilities	11,638,976	117,270	2.03%	9,981,951	104,903	2.12%
Noninterest-bearing demand deposits (g)	3,088,330			2,600,113
Noninterest-bearing liabilities	217,964			227,116
Total liabilities	14,945,270			12,809,180
Shareholders’ equity	1,903,023			1,626,342
Total liabilities and shareholders’ equity	$16,848,293			$14,435,522

Net interest income (FTE)/Interest rate spread (FTE) (d)		291,121	3.19%		249,017	3.16%

Net interest-earning assets/Net interest margin (FTE)	$4,125,811		3.72%	$3,529,145		3.72%

Tax equivalent adjustment (d)		1,701			1,755
Net interest income, GAAP basis		289,420			247,262

Ratio of interest-earning assets to interest-bearing liabilities	1.35X			1.35X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses and fair value marks, which were not material.
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
(g)Average cost of deposits were 1.45% and 1.57%, respectively.
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

	For the six months ended June 30, 2026 vs. 2025
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(8,879)	52,222	43,343
Mortgage-backed securities	4,601	6,538	11,139
Investment securities	1,213	736	1,949
FHLB stock, at cost	135	687	822
Other interest-earning deposits	(1,313)	(1,469)	(2,782)
Total interest-earning assets	(4,243)	58,714	54,471

Interest-bearing liabilities:
Savings deposits	(1,508)	1,138	(370)
Interest-bearing demand deposits	696	2,212	2,908
Money market deposit accounts	607	5,280	5,887
Time deposits	(6,079)	4,970	(1,109)
Borrowed funds	(51)	3,414	3,363
Subordinated debt	2,102	7	2,109
Junior subordinated debentures	(428)	7	(421)
Total interest-bearing liabilities	(4,661)	17,028	12,367

Net change in net interest income (FTE)	$418	41,686	42,104

Provision for Credit Losses

	2Q25	3Q25	4Q25	1Q26	2Q26
Provision for credit losses - loans (in thousands)	$11,456	31,394	5,743	4,954	4,280
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(2,712)	(189)	1,981	(585)	2,357
Annualized net charge-offs to average loans	0.18%	0.29%	0.40%	0.16%	0.15%

The provision for credit losses decreased by $2 million from the quarter ended June 30, 2025. This decrease included a $7 million decrease in the provision for credit losses - loans, as well as a $5 million increase in the provision for credit losses - unfunded commitments. The current year provision was driven by growth in our commercial lending portfolio. The prior year provision for credit losses - loans was driven by downgrades within our commercial real estate portfolio offset by changes in the economic forecasts. This increase in provision for unfunded was due to an increase in timing of undrawn commitments and increased uncertainty in the economic outlook.

Additionally, the Company saw an increase in classified loans to $524 million, or 3.96% of total loans, at June 30, 2026 from $518 million, or 4.57% of total loans, at June 30, 2025 and $498 million, or 3.81% of total loans, at March 31, 2026. The increase from the prior year was primarily due to classified loans acquired in the Penns Woods acquisition. The increase from the prior quarter was due to changes in our commercial real estate portfolio.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2026.

Noninterest Income

Breakdown of Noninterest Income for Second Quarter 2026

3%
49%
28%
6%
14%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
$30,938
$32,198
$37,777
$32,582
$34,229
21%
19%
21%
19%
19%
2Q25
3Q25
4Q25
1Q26
2Q26
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes gain on sale of investments, gain on real estate owned, net, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended June 30, 2026 was $34 million, an increase of $3 million from the quarter ended June 30, 2025, and an increase of $8 million from the six months ended June 30, 2025 driven by an increase in service charges and fees driven by deposit related fees based on customer activity related to the Penns Woods acquisition and trust and other financial services income driven by an increase in our wealth management business.

Noninterest Expense

Breakdown of Noninterest Expense for Second Quarter 2026

12%
3%
16%
8%
61%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)
$133,498
$113,521
$104,038
$104,283
$97,540
2Q25
3Q25
4Q25
1Q26
2Q26

(a) Other noninterest expense includes office operations, collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $7 million, or 7%, from the quarter ended June 30, 2025 and $19 million, or 10% from the six months ended June 30, 2025. The increase from the prior year quarter was primarily attributable an increase in compensation and employee benefits expense of $8 million, or 15%, to $63 million for the quarter ended June 30, 2026 driven by an increase in core compensation and benefits expense due to the addition of Penns Woods employees. Additional increases included an increase in processing expenses of $4 million for the quarter ended June 30, 2026, due to the addition of the Penns Woods branches to our footprint and an increase of $2 million in amortization of intangible expense related to the acquisition. This was partially offset by a decrease in acquisition expenses of $6 million and a decrease in FDIC insurance premiums of $3 million related to prior period assessment rate changes.

The increase from the six months ended June 30, 2025 was driven by an increase in compensation and employee benefits expense of $12 million, an increase in processing expense of $7 million and an increase in amortization in intangible expense of $3 million. These increases were offset by a decrease in acquisition expenses of $6 million and FDIC insurance premiums of $2 million. These fluctuations were driven by the same reasons noted above.

Income Taxes

The provision for income taxes increased by $6 million from the quarter ended June 30, 2025 and $9 million for the six months ended June 30, 2025. These increases were driven by higher income before taxes, primarily resulting from increased interest income associated with the acquisition, which expanded our loan portfolio.

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

	Quarter ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$146,938	142,482	142,166	135,974	119,444
Plus: Taxable-equivalent adjustment	835	866	1,035	970	878
Net interest income FTE	147,773	143,348	143,201	136,944	120,322

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

Net interest income simulation. Given a parallel shift of 100 basis points (“bps”), 200 bps and 300 bps in interest rates, the estimated net interest income may not decrease by more than 5%, 10% and 15%, respectively, within a one-year period.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2026 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2026 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	1.9%	3.7%	5.3%	(1.7%)	(4.0%)	(6.6%)
Projected percentage increase/(decrease) in net income	4.3%	8.2%	11.9%	(3.8%)	(8.9%)	(14.8%)
Projected increase/(decrease) in return on average equity	4.1%	7.8%	11.3%	(3.7%)	(8.5%)	(14.3%)
Projected increase/(decrease) in earnings per share	$0.06	$0.11	$0.17	$(0.05)	$(0.12)	$(0.21)
Projected percentage increase/(decrease) in market value of equity	(2.0%)	(4.6%)	(7.3%)	1.3%	1.5%	0.4%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On April 22, 2026, the Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50 million of its outstanding common shares over the next 24 months, which replaces the previous 2012 plan. During the quarter ended June 30, 2026, there were no shares of common stock repurchased and there is a maximum of $50 million remaining that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended June 30, 2026, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 5, 2026	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 5, 2026	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)