Form 10-Q
period 2026-09-30
Northwest Bancshares, Inc.
filed 2026-11-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
 OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 146,581,306 shares outstanding as of October 30, 2026.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$223,310	233,647
Marketable securities available-for-sale (amortized cost of $1,974,633 and $1,710,978, respectively)	1,751,568	1,586,382
Marketable securities held-to-maturity (fair value of $518,383 and $605,929, respectively)	612,731	683,369
Total cash and cash equivalents and marketable securities	2,587,609	2,503,398

Loans held-for-sale	8,374	22,437
Loans held for investment	13,393,296	13,007,316
Allowance for credit losses	(149,626)	(150,212)
Loans receivable, net	13,243,670	12,857,104

FHLB stock, at cost	51,439	36,628
Accrued interest receivable	59,783	56,291
Real estate owned, net	2,772	76
Premises and equipment, net	148,843	140,381
Bank-owned life insurance	294,011	294,386
Goodwill	444,997	444,330
Other intangible assets, net	33,242	39,667
Other assets	435,119	371,919
Total assets	$17,309,859	16,766,617

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,166,262	3,123,229
Interest-bearing demand deposits	3,041,379	2,995,759
Money market deposit accounts	2,831,245	2,540,818
Savings deposits	2,438,182	2,366,513
Time deposits	2,797,970	2,916,698
Total deposits	14,275,038	13,943,017

Borrowed funds	786,715	446,283
Subordinated debt	—	114,800
Junior subordinated debentures	130,288	130,093
Advances by borrowers for taxes and insurance	20,300	37,309
Accrued interest payable	7,616	6,846
Other liabilities	197,668	197,845
Total liabilities	15,417,625	14,876,193

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 146,559,425 and 146,107,964 shares issued and outstanding, respectively	1,466	1,461
Additional paid-in capital	1,277,121	1,270,444
Retained earnings	755,548	689,210
Accumulated other comprehensive loss	(141,901)	(70,691)
Total shareholders’ equity	1,892,234	1,890,424
Total liabilities and shareholders’ equity	$17,309,859	16,766,617
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income:
Loans receivable	$186,750	177,723	549,768	497,275
Mortgage-backed securities	19,001	12,668	54,024	36,552
Taxable investment securities	1,990	1,183	5,390	3,115
Tax-free investment securities	594	752	2,030	1,776
FHLB stock dividends	1,061	652	2,567	1,336
Interest-earning deposits	775	1,700	3,082	6,789
Total interest income	210,171	194,678	616,861	546,843
Interest expense:
Deposits	51,298	51,880	152,765	146,031
Borrowed funds	9,923	6,824	25,726	17,576
Total interest expense	61,221	58,704	178,491	163,607
Net interest income	148,950	135,974	438,370	383,236
Provision for credit losses - loans	5,220	31,394	14,454	51,106
Provision/(benefit) for credit losses - unfunded commitments	3,896	(189)	5,668	(3,246)
Net interest income after provision for credit losses	139,834	104,769	418,248	335,376
Noninterest income:
Gain on sale of investments	313	36	660	36
Gain on sale of SBA loans	1,081	341	3,484	2,398
Service charges and fees	17,935	16,911	51,961	47,695
Trust and other financial services income	10,108	8,040	28,175	23,898
Gain on real estate owned, net	315	132	405	474
Income from bank-owned life insurance	2,222	1,751	6,277	4,503
Mortgage banking income	363	1,003	1,430	2,774
Other operating income	3,590	3,984	10,346	9,713
Total noninterest income	35,927	32,198	102,738	91,491
Noninterest expense:
Compensation and employee benefits	63,931	63,014	185,737	172,767
Premises and occupancy costs	8,943	7,707	27,300	23,229
Office operations	3,651	3,495	11,186	9,382
Collections expense	1,109	776	2,652	1,942
Processing expenses	17,452	15,072	51,206	42,035
Marketing expenses	2,662	1,932	6,692	6,830
Federal deposit insurance premiums	3,169	3,361	5,773	7,985
Professional services	3,094	3,010	10,107	9,756
Amortization of intangible assets	2,070	1,974	6,425	2,914
Merger, asset disposition and restructuring expense	238	31,260	1,295	38,627
Other expenses	2,652	1,897	8,919	7,308
Total noninterest expense	108,971	133,498	317,292	322,775
Income before income taxes	66,790	3,469	203,694	104,092
Federal and state income taxes expense	16,071	302	48,893	23,792
Net income	$50,719	3,167	154,801	80,300
Basic earnings per share	$0.35	0.02	1.06	0.61
Diluted earnings per share	$0.34	0.02	1.05	0.61
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$50,719	3,167	154,801	80,300
Other comprehensive income net of tax:
Net unrealized holding (losses)/gains on marketable securities:
Unrealized holding (losses)/gains, net of tax of $21,101, ($2,826), $26,228, and ($8,489), respectively	(58,819)	8,820	(71,413)	26,108
Reclassification adjustment for (gains)/losses included in net income, net of tax of $51, ($13), $267, and ($13), respectively	(158)	44	(828)	45
Net unrealized holding (losses)/gains on marketable securities	(58,977)	8,864	(72,241)	26,153

Change in fair value of cash flow hedges, net of tax of $75, $32, ($415), and $655, respectively	(196)	(84)	1,093	(1,995)

Defined benefit plan:
Net gain, net of tax of $0, $0, ($125), and $0, respectively	—	—	331	—
Reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $50, $64, $151, and $191, respectively	(131)	(168)	(393)	(506)
Net (loss)/gain on defined benefit plans	(131)	(168)	(62)	(506)

Other comprehensive (loss)/income	(59,304)	8,612	(71,210)	23,652

Total comprehensive (loss)/income	$(8,585)	11,779	83,591	103,952
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2026	Shares	Amount
Beginning balance at June 30, 2026	146,396,520	$1,464	1,274,117	734,423	(82,597)	1,927,407

Comprehensive income:
Net income	—	—	—	50,719	—	50,719

Other comprehensive loss, net of tax of $21,277	—	—	—	—	(59,304)	(59,304)

Total comprehensive loss	—	—	—	50,719	(59,304)	(8,585)

Exercise of stock options	111,796	1	1,463	—	—	1,464

Stock-based compensation expense	57,128	1	1,630	—	—	1,631

Common shares returned (1)	(6,019)	—	(89)	—	—	(89)

Dividends paid ($0.20 per share)	—	—	—	(29,594)	—	(29,594)

Ending balance at September 30, 2026	146,559,425	$1,466	1,277,121	755,548	(141,901)	1,892,234
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2025	Shares	Amount
Beginning balance at June 30, 2025	127,842,403	$1,278	1,037,615	699,049	(95,874)	1,642,068

Comprehensive income:
Net income	—	—	—	3,167	—	3,167

Other comprehensive income, net of tax of ($2,743)	—	—	—	—	8,612	8,612

Total comprehensive income	—	—	—	3,167	8,612	11,779

Acquisition of Penns Woods Bancorp, Inc.	18,226,469	182	230,018	—	—	230,200

Exercise of stock options	18,182	1	176	—	—	177

Stock-based compensation expense	14,550	—	885	—	—	885

Common shares returned (1)	(4,547)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(29,373)	—	(29,373)

Ending balance at September 30, 2025	146,097,057	$1,461	1,268,694	672,843	(87,262)	1,855,736
(1) includes shares withheld for taxes and forfeitures

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2026	Shares	Amount
Beginning balance at December 31, 2025	146,107,964	$1,461	1,270,444	689,210	(70,691)	1,890,424

Comprehensive income:
Net income	—	—	—	154,801	—	154,801

Other comprehensive income, net of tax of $26,106	—	—	—	—	(71,210)	(71,210)

Total comprehensive income	—	—	—	154,801	(71,210)	83,591

Exercise of stock options	210,481	2	2,570	—	—	2,572

Stock-based compensation expense	355,872	4	5,551	—	—	5,555

Common shares returned (1)	(114,892)	(1)	(1,444)	—	—	(1,445)

Dividends paid ($0.60 per share)	—	—	—	(88,463)	—	(88,463)

Ending balance at September 30, 2026	146,559,425	$1,466	1,277,121	755,548	(141,901)	1,892,234
(1) includes shares withheld for taxes and forfeitures

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2025	Shares	Amount
Beginning balance at December 31, 2024	127,508,003	$1,275	1,033,385	673,110	(110,914)	1,596,856

Comprehensive income:
Net income	—	—	—	80,300	—	80,300

Other comprehensive income, net of tax of ($7,656)	—	—	—	—	23,652	23,652

Total comprehensive income	—	—	—	80,300	23,652	103,952

Acquisition of Penns Woods Bancorp, Inc.	18,226,469	182	230,018	—	—	230,200

Exercise of stock options	83,316	1	762	—	—	763

Stock-based compensation expense	306,288	3	4,529	—	—	4,532

Common shares returned (1)	(27,019)	—	—	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(80,567)	—	(80,567)

Ending balance at September 30, 2025	146,097,057	$1,461	1,268,694	672,843	(87,262)	1,855,736
(1) includes shares withheld for taxes and forfeitures

See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income	$154,801	80,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,122	47,860
(Gain) on sale of investments	(660)	(36)
Net (gain)/loss on sale of assets	(1,052)	68
Mortgage banking activity	(1,430)	(2,774)
Gain on sale of SBA loans	(3,484)	(2,398)
Net depreciation, amortization and accretion	(755)	1,706
(Increase)/decrease in other assets	(55,562)	36,558
(Increase)/decrease in other liabilities	(3,655)	(9,258)
Net amortization on marketable securities	31	(211)
Noncash compensation expense related to stock benefit plans	4,110	4,532
Noncash write-down of other assets	1,132	2,589
Deferred income tax expense	(36)	(8,231)
Origination of loans held-for-sale	(157,572)	(145,358)
Proceeds from sale of loans held-for-sale	176,274	141,882
Net cash provided by operating activities	132,264	147,229

Investing activities:
Purchase of marketable securities available-for-sale	(438,772)	(134,179)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	70,131	47,634
Proceeds from maturities and principal reductions of marketable securities available-for-sale	136,054	88,249
Proceeds from sale of marketable securities available-for-sale	40,197	80,171
Proceeds from bank-owned life insurance	14,730	776
Loan originations	(4,465,625)	(3,095,013)
Proceeds from loan maturities and principal reductions	4,077,772	3,208,141
Net (purchases)/proceeds of FHLB stock	(14,811)	17,065
Proceeds from sale of real estate owned	418	584
Purchases of premises and equipment, net	(17,683)	(9,099)
Acquisitions, net of cash received	—	30,899
Net cash (used in)/provided by investing activities	(597,589)	235,228

Financing activities:
Net increase/(decrease) in deposits	332,021	(65,917)
Repayments of long-term borrowings	(147,369)	—
Net increase/(decrease) in short-term borrowings	373,236	(226,095)
Decrease in advances by borrowers for taxes and insurance	(17,009)	(20,202)
Cash dividends paid on common stock	(88,463)	(80,567)
Proceeds from stock options exercised	2,572	763
Net cash provided by/(used in) financing activities	454,988	(392,018)
Net decrease in cash and cash equivalents	$(10,337)	(9,561)

Cash and cash equivalents at beginning of period	$233,647	288,378
Net increase in cash and cash equivalents	(10,337)	(9,561)
Cash and cash equivalents at end of period	$223,310	278,817

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $129,928 and $132,632, respectively)	$177,721	159,987
Income taxes	42,002	35,616

Non-cash activities:
Loan foreclosures and repossessions	$4,105	2,996

Business acquisitions:
Fair value of assets acquired	$—	2,268,775
Northwest Bancshares, Inc. common stock issued	—	(230,200)
Cash paid	—	(3,607)
Liabilities assumed	$—	2,034,968
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “Northwest”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest Bank”). Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. Northwest Bank operates 153 full-service financial centers and eleven free standing drive-up facilities in Pennsylvania, New York, Ohio and Indiana.

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

The results of operations for the quarter ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

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

The Penns Woods transactions constitute a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on valuations as of the acquisition date.

Under the terms of the merger agreement, each share of Penns Woods common stock was converted into 2.385 shares of the Company's common stock, or a total of 18,226,469 shares of common stock of the Company, valued at $230 million, based on the $12.63 per share closing price of the Company's stock on July 25, 2025 with cash in lieu of fractional shares paid at a rate of $13.14 per whole share of Company common stock. Additionally, any outstanding unexercised Penns Woods stock options were cancelled in exchange for a cash payment at the spread value over the exercise price with total consideration paid of $4 million.

Goodwill associated with the Penns Woods acquisition totaled $64 million at September 30, 2026, which reflects expected synergies and economies of scale from the acquisition. The goodwill at September 30, 2026 was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of subsequent measurement period adjustments described below. The Company recorded a measurement period adjustment in the second quarter of 2026 related to other assets which resulted in a net

$0.7 million increase in goodwill associated with the acquisition compared to December 31, 2025. As of July 25, 2026, the measurement period concluded and goodwill was finalized.

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

	Proforma (unaudited)		Proforma (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total revenues (1)	$184,877	174,672	541,108	526,381
Net income available to common shareholders	50,719	34,790	154,983	130,464
(1) Includes net interest income and total noninterest income

The Company's operating results for the three and nine months ended September 30, 2026 includes the operating results of the acquired assets and assumed liabilities of Penns Woods subsequent to the acquisition on July 25, 2025. Due to the conversion of Penns Woods systems occurring at the merger date, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former Penns Woods operations is impracticable and thus disclosures of the revenue and net income from the assets acquired is impracticable for the period subsequent to acquisition.

(3)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$39,019	—	(8,492)	30,527

Municipal securities:
Due within one year	3,578	—	(28)	3,550
Due after one year through five years	3,299	—	(101)	3,198
Due after five years through ten years	21,308	—	(2,707)	18,601
Due after ten years	47,057	87	(10,475)	36,669

Corporate debt issues:
Due after one year through five years	16,276	107	(367)	16,016
Due after five years through ten years	84,266	856	(1,909)	83,213
Due after ten years	12,000	19	—	12,019

Mortgage-backed securities:
Fixed rate pass-through	520,098	—	(39,689)	480,409
Variable rate pass-through	344	2	—	346
Fixed rate agency CMOs	1,193,431	10	(160,399)	1,033,042
Variable rate agency CMOs	33,957	34	(13)	33,978
Total mortgage-backed securities	1,747,830	46	(200,101)	1,547,775
Total marketable securities available-for-sale	$1,974,633	1,115	(224,180)	1,751,568

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$1,631	11	(13)	1,629
Due after ten years	41,673	—	(7,390)	34,283

Debt issued by government-sponsored enterprises:
Due after one year through five years	1,040	6	(2)	1,044
Due after five years through ten years	996	7	—	1,003

Municipal securities:
Due within one year	1,810	9	—	1,819
Due after one year through five years	10,876	118	(7)	10,987
Due after five years through ten years	25,111	393	(1,253)	24,251
Due after ten years	52,342	342	(6,473)	46,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after one year through five years	4,716	12	(22)	4,706
Due after five years through ten years	46,436	1,429	(64)	47,801
Due after ten years	4,000	27	—	4,027

Mortgage-backed securities:
Fixed rate pass-through	407,377	4,008	(10,685)	400,700
Variable rate pass-through	3,015	66	(2)	3,079
Fixed rate agency CMOs	1,063,820	3,170	(108,309)	958,681
Variable rate agency CMOs	45,635	105	(79)	45,661
Total mortgage-backed securities	1,519,847	7,349	(119,075)	1,408,121
Total marketable securities available-for-sale	$1,710,978	9,703	(134,299)	1,586,382

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2026 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$107,991	—	(9,180)	98,811

Mortgage-backed securities:
Fixed rate pass-through	108,007	—	(15,411)	92,596
Variable rate pass-through	280	—	—	280
Fixed rate agency CMOs	395,925	—	(69,754)	326,171
Variable rate agency CMOs	528	—	(3)	525
Total mortgage-backed securities	504,740	—	(85,168)	419,572
Total marketable securities held-to-maturity	$612,731	—	(94,348)	518,383

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2025 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$16,477	—	(98)	16,379
Due after five years through ten years	107,988	—	(8,216)	99,772

Mortgage-backed securities:
Fixed rate pass-through	118,614	1	(12,362)	106,253
Variable rate pass-through	310	3	—	313
Fixed rate agency CMOs	439,452	—	(56,766)	382,686
Variable rate agency CMOs	528	—	(2)	526
Total mortgage-backed securities	558,904	4	(69,130)	489,778
Total marketable securities held-to-maturity	$683,369	4	(77,444)	605,929

The following table shows the contractual maturity of our mortgage-backed securities available-for-sale at September 30, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due within one year	$15	15
Due after one year through five years	11,405	10,672
Due after five years through ten years	21,507	20,714
Due after ten years	1,714,903	1,516,374
Total mortgage-backed securities	$1,747,830	1,547,775

The following table shows the contractual maturity of our mortgage-backed securities held-to-maturity at September 30, 2026 (in thousands):

	Amortized cost	Fair value
Mortgage-backed securities:
Due after one year through five years	$31,669	28,184
Due after five years through ten years	88,239	75,815
Due after ten years	384,832	315,573
Total mortgage-backed securities	$504,740	419,572

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2026 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	129,338	(17,672)	129,338	(17,672)
Municipal securities	24,626	(992)	35,271	(12,319)	59,897	(13,311)
Corporate issues	75,579	(2,276)	—	—	75,579	(2,276)
Mortgage-backed securities - agency	1,046,489	(57,369)	888,475	(227,900)	1,934,964	(285,269)
Total	$1,146,694	(60,637)	1,053,084	(257,891)	2,199,778	(318,528)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2026, which were comprised of 385 individual securities, represent a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities were highly rated, and the corporate debt issues were all rated investment grade by major rating agencies, with none of these securities having a history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of September 30, 2026, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2026.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2026 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2026.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$107,991	107,991
Mortgage-backed securities	504,740	504,740
Total marketable securities held-to-maturity	$612,731	612,731

(4)    Loans Receivable

The following tables excludes loans held for sale. The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Personal Banking:
Residential mortgage loans	$2,984,204	3,100,780
Home equity loans	1,496,559	1,507,532
Vehicle loans	2,779,278	2,426,636
Consumer loans	138,805	137,254
Total Personal Banking	7,398,846	7,172,202

Commercial Banking:
Commercial real estate loans	2,559,351	2,915,696
Commercial real estate loans - owner occupied	372,250	381,206
Commercial and industrial loans	3,062,849	2,538,212
Total Commercial Banking	5,994,450	5,835,114
Total loans receivable, gross	13,393,296	13,007,316

Allowance for credit losses	(149,626)	(150,212)
Total loans receivable, net (1)	$13,243,670	12,857,104
(1) Includes $25 million and $8 million of net unearned income costs at September 30, 2026 and December 31, 2025, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2026 (in thousands):

	Balance as of September 30, 2026	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2026
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,309	521	(617)	231	10,174
Home equity loans	6,488	378	(199)	98	6,211
Vehicle loans	25,009	1,743	(2,108)	630	24,744
Consumer loans	4,144	837	(1,435)	448	4,294
Total Personal Banking	45,950	3,479	(4,359)	1,407	45,423

Commercial Banking:
Commercial real estate loans	47,640	(5,991)	(1,393)	933	54,091
Commercial real estate loans - owner occupied	4,790	70	(301)	5	5,016
Commercial and industrial loans	51,246	7,662	(1,565)	358	44,791
Total Commercial Banking	103,676	1,741	(3,259)	1,296	103,898
Total	$149,626	5,220	(7,618)	2,703	149,321

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	—	—	—	1
Home equity loans	80	—	—	—	80
Total Personal Banking	81	—	—	—	81

Commercial Banking:
Commercial real estate loans	3,335	1,143	—	—	2,192
Commercial real estate loans - owner occupied	364	(104)	—	—	468
Commercial and industrial loans	14,572	2,857	—	—	11,715
Total Commercial Banking	18,271	3,896	—	—	14,375
Total off-balance sheet exposure	$18,352	3,896	—	—	14,456

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2025 (in thousands):

	Balance as of September 30, 2025	Current period provision (1)	Charge-offs (2)	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of June 30, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,592	(909)	(137)	278	271	12,089
Home equity loans	7,375	2,189	(336)	315	991	4,216
Vehicle loans	26,498	6,021	(2,115)	473	885	21,234
Consumer loans	2,703	1,921	(1,879)	394	1	2,266
Total Personal Banking	48,168	9,222	(4,467)	1,460	2,148	39,805

Commercial Banking:
Commercial real estate loans	69,515	16,036	(3,976)	343	3,488	53,624
Commercial real estate loans - owner occupied	5,022	1,226	(336)	2	—	4,130
Commercial and industrial loans	34,691	4,910	(2,395)	183	393	31,600
Total Commercial Banking	109,228	22,172	(6,707)	528	3,881	89,354
Total	$157,396	31,394	(11,174)	1,988	6,029	129,159

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$102	37	—	—	—	65
Total Personal Banking	102	37	—	—	—	65

Commercial Banking:
Commercial real estate loans	2,288	391	—	—	—	1,897
Commercial real estate loans - owner occupied	325	65	—	—	—	260
Commercial and industrial loans	7,988	(682)	—	—	—	8,670
Total Commercial Banking	10,601	(226)	—	—	—	10,827
Total off-balance sheet exposure	$10,703	(189)	—	—	—	10,892
(1) Includes initial day 1 allowance on non-PCD loans acquired from Penns Woods of $20.6 million
(2) Net charge-offs and associated metrics for the quarter ended September 30, 2025 exclude $18.1 million of charge-offs recognized immediately upon completion of the Penns Woods acquisition and related to required purchase accounting treatment

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2026 (in thousands):

	Balance September 30, 2026	Current period provision	Charge-offs	Recoveries	Balance December 31, 2025
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,309	1,307	(2,083)	539	10,546
Home equity loans	6,488	747	(873)	465	6,149
Vehicle loans	25,009	4,779	(7,464)	1,749	25,945
Consumer loans	4,144	2,805	(4,731)	1,253	4,817
Total Personal Banking	45,950	9,638	(15,151)	4,006	47,457

Commercial Banking:
Commercial real estate loans	47,640	(9,789)	(2,536)	1,731	58,234
Commercial real estate loans - owner occupied	4,790	402	(301)	10	4,679
Commercial and industrial loans	51,246	14,203	(3,665)	866	39,842
Total Commercial Banking	103,676	4,816	(6,502)	2,607	102,755
Total	$149,626	14,454	(21,653)	6,613	150,212

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	1			—
Home equity loans	80	(11)			91
Total Personal Banking	81	(10)	—	—	91

Commercial Banking:
Commercial real estate loans	3,335	1,409			1,926
Commercial real estate loans - owner occupied	364	199			165
Commercial and industrial loans	14,572	4,070			10,502
Total Commercial Banking	18,271	5,678	—	—	12,593
Total off-balance sheet exposure	$18,352	5,668	—	—	12,684

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2025 (in thousands):

	Balance as of September 30, 2025	Current period provision (1)	Charge-offs (2)	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of December 31, 2024
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,592	(2,581)	(998)	553	271	14,347
Home equity loans	7,375	1,811	(1,022)	750	991	4,845
Vehicle loans	26,498	8,284	(6,566)	1,506	885	22,389
Consumer loans	2,703	4,210	(4,564)	1,173	1	1,883
Total Personal Banking	48,168	11,724	(13,150)	3,982	2,148	43,464

Commercial Banking:
Commercial real estate loans	69,515	23,317	(4,385)	2,767	3,488	44,328
Commercial real estate loans - owner occupied	5,022	1,394	(336)	82	—	3,882
Commercial and industrial loans	34,691	14,671	(6,563)	1,045	393	25,145
Total Commercial Banking	109,228	39,382	(11,284)	3,894	3,881	73,355
Total	$157,396	51,106	(24,434)	7,876	6,029	116,819

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	102	40			—	62
Total Personal Banking	102	40	—	—	—	62

Commercial Banking:
Commercial real estate loans	2,288	(1,866)	—	—	—	4,154
Commercial real estate loans - owner occupied	325	165	—	—	—	160
Commercial and industrial loans	7,988	(1,585)	—	—	—	9,573
Total Commercial Banking	10,601	(3,286)	—	—	—	13,887
Total off-balance sheet exposure	$10,703	(3,246)	—	—	—	13,949
(1) Includes initial day 1 allowance on non-PCD loans acquired from Penns Woods of $20.6 million
(2) Net charge-offs and associated metrics for the period ended September 30, 2025 exclude $18.1 million of charge-offs recognized immediately upon completion of the Penns Woods acquisition and related to required purchase accounting treatment

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2026 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$2,984,204	10,309	12,508	—
Home equity loans	1,496,559	6,488	6,245	—
Vehicle loans	2,779,278	25,009	4,913	—
Consumer loans	138,805	4,144	167	482
Total Personal Banking	7,398,846	45,950	23,833	482

Commercial Banking:
Commercial real estate loans	2,559,351	47,640	39,537	—
Commercial real estate loans - owner occupied	372,250	4,790	811	—
Commercial and industrial loans	3,062,849	51,246	34,506	2
Total Commercial Banking	5,994,450	103,676	74,854	2

Total	$13,393,296	149,626	98,687	484

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended September 30, 2026 (in thousands):

		September 30, 2026
	Nonaccrual loans at January 1, 2026	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period
Personal Banking:
Residential mortgage loans	$12,247	8,096	4,412	12,508
Home equity loans	3,755	5,041	1,204	6,245
Vehicle loans	5,493	3,962	951	4,913
Consumer loans	218	—	167	167
Total Personal Banking	21,713	17,099	6,734	23,833

Commercial Banking:
Commercial real estate loans	56,223	26,057	13,480	39,537
Commercial real estate loans - owner occupied	1,262	206	605	811
Commercial and industrial loans	28,085	29,585	4,921	34,506
Total Commercial Banking	85,570	55,848	19,006	74,854

Total	$107,283	72,947	25,740	98,687

During the three and nine months ended September 30, 2026, we did not recognize any interest income on nonaccrual loans.

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

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2026 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$22,223	—	—	22,223
Commercial and industrial loans	3,128	9,399	11,421	23,948
Total Commercial Banking	25,351	9,399	11,421	46,171

Total	$25,351	9,399	11,421	46,171

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 (in thousands):

	Real estate	Equipment	Other	Total
Commercial Banking:
Commercial real estate loans	$40,086	50	—	40,136
Commercial and industrial loans	5,821	9,425	2,352	17,598
Total Commercial Banking	45,907	9,475	2,352	57,734

Total	$45,907	9,475	2,352	57,734

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

	For the quarter ended September 30,
	2026				2025
	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$239	—	—	0.01%	$—	606	—	0.02%
Home equity loans	37	—	—	0.00%	—	164	—	0.01%
Total Personal Banking	276	—	—	0.00%	—	770	—	0.01%

Commercial Banking:
Commercial real estate loans	8,359	16,224	5,204	1.16%	8,476	76,062	—	2.73%
Commercial and industrial loans	519	—	13,782	0.47%	63	148	136	0.02%
Total Commercial Banking	8,878	16,224	18,986	0.74%	8,539	76,210	136	1.46%

Total	$9,154	16,224	18,986	0.33%	$8,539	76,980	136	0.66%

	For the nine months ended September 30,
	2026					2025
	Payment delay	Term extension	Interest rate reduction	Combination term extension and interest rate reduction	Total class of financing receivable	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$—	372	—	658	0.03%	$—	909	—	0.03%
Home equity loans	—	64	—	—	—%	—	241	—	0.02%
Total Personal Banking	—	436	—	658	0.01%	—	1,150	—	0.02%

Commercial Banking:
Commercial real estate loans	269	36,593	16,224	5,204	2.28%	8,544	81,905	87	2.93%
Commercial real estate loans - owner occupied	—	—	—	2,895	0.78%	—	3,492	—	0.87%
Commercial and industrial loans	33	1,088	—	13,782	0.49%	1,848	155	136	0.09%
Total Commercial Banking	302	37,681	16,224	21,881	1.27%	10,392	85,552	223	1.66%

Total	$302	38,117	16,224	22,539	0.58%	$10,392	86,702	223	0.75%

The following tables present the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended September 30,
	2026		2025
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	—%	160	—%	161	0
Home equity loans	—%	222	—%	67	0
Total Personal Banking	—%	168	—%	141	0

Commercial Banking:
Commercial real estate loans	2%	8	—%	12	0.5
Commercial and industrial loans	8%	12	3%	74	0.3
Total Commercial Banking	4%	10	3%	12	0.5
Total loans	4%	11	3%	13	0.5

	For the nine months ended September 30,
	2026			2025
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years
Personal Banking:
Residential mortgage loans	1%	121	0	—%	147	0
Home equity loans	—%	144	0	—%	87	0
Total Personal Banking	1%	122	0	—%	134	0

Commercial Banking:
Commercial real estate loans	2%	9	0.5	—%	12	0.5
Commercial real estate loans - owner occupied	4%	17	0	—%	6	0
Commercial and industrial loans	5%	9	0.5	3%	73	0.75
Total Commercial Banking	5%	9	0.5	2%	12	0.5
Total loans	4%	11	0.5	2%	13	0.5

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that have been modified within the previous twelve months of September 30, 2026 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$445	—	421	275
Home equity loans	210	62	2	—
Vehicle loans	—	—	—	—
Consumer loans	4	—	—	—
Total Personal Banking	659	62	423	275

Commercial Banking:
Commercial real estate loans	61,764	—	—	—
Commercial real estate loans - owner occupied	4,387	—	—	—
Commercial and industrial loans	14,486	—	569	—
Total Commercial Banking	80,637	—	569	—
Total loans	$81,296	62	992	275

The following table presents the performance of loans modified within the previous twelve months of September 30, 2025 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$879	—	—	210
Home equity loans	313	—	—	—
Total Personal Banking	1,192	—	—	210

Commercial Banking:
Commercial real estate loans	85,170	5,367	—	—
Commercial real estate loans - owner occupied	3,492	—	—	—
Commercial and industrial loans	353	—	—	1,785
Total Commercial Banking	89,015	5,367	—	1,785
Total loans	$90,207	5,367	—	1,995

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the periods indicated and were modified within the previous twelve months of September 30, 2026 and September 30, 2025 to borrowers experiencing financial difficulty (in thousands):

September 30,	2026	2025
	Term extension	Term extension	Payment delay
Personal Banking:
Residential mortgage loans	$275	31	179
Home equity loans	—	—	—
Total Personal Banking	275	31	179

Commercial Banking:
Commercial real estate loans	—	—	—
Commercial and industrial loans	—	—	1,785
Total Commercial Banking	—	—	1,785

Total	$275	31	1,964

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2026 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$1,233	5,830	10,901	17,964	2,966,240	2,984,204
Home equity loans	6,535	1,603	5,014	13,152	1,483,407	1,496,559
Vehicle loans	12,537	4,023	3,606	20,166	2,759,112	2,779,278
Consumer loans	874	455	618	1,947	136,858	138,805
Total Personal Banking	21,179	11,911	20,139	53,229	7,345,617	7,398,846

Commercial Banking:
Commercial real estate loans	6,211	5,416	15,339	26,966	2,532,385	2,559,351
Commercial real estate loans - owner occupied	246	—	605	851	371,399	372,250
Commercial and industrial loans	1,297	22,661	11,945	35,903	3,026,946	3,062,849
Total Commercial Banking	7,754	28,077	27,889	63,720	5,930,730	5,994,450
Total loans	$28,933	39,988	48,028	116,949	13,276,347	13,393,296

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2025 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$41,180	10,934	10,001	62,115	3,038,665	3,100,780
Home equity loans	6,488	2,316	2,492	11,296	1,496,236	1,507,532
Vehicle loans	13,271	4,161	4,098	21,530	2,405,106	2,426,636
Consumer loans	792	438	795	2,025	135,229	137,254
Total Personal Banking	61,731	17,849	17,386	96,966	7,075,236	7,172,202

Commercial Banking:
Commercial real estate loans	24,379	12,736	31,723	68,838	2,846,858	2,915,696
Commercial real estate loans - owner occupied	4,266	205	1,022	5,493	375,713	381,206
Commercial and industrial loans	5,657	2,899	16,269	24,825	2,513,387	2,538,212
Total Commercial Banking	34,302	15,840	49,014	99,156	5,735,958	5,835,114
Total originated loans	$96,033	33,689	66,400	196,122	12,811,194	13,007,316

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of September 30, 2026 (in thousands):

	YTD September 30, 2026	2025	2024	2023	2022	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$132,857	61,372	36,594	192,913	562,061	1,985,900	—	—	2,971,697
Substandard	—	368	—	644	3,019	8,476	—	—	12,507
Total residential mortgage loans	132,857	61,740	36,594	193,557	565,080	1,994,376	—	—	2,984,204
Residential mortgage current period charge-offs	—	—	—	(123)	(438)	(1,522)	—	—	(2,083)
Home equity loans
Pass	97,534	82,540	22,268	39,080	61,180	304,773	823,946	58,992	1,490,313
Substandard	—	—	83	—	294	1,064	4,052	753	6,246
Total home equity loans	97,534	82,540	22,351	39,080	61,474	305,837	827,998	59,745	1,496,559
Home equity current period charge-offs	—	—	—	(14)	(49)	(192)	(471)	(147)	(873)
Vehicle loans
Pass	1,090,371	892,504	332,086	218,580	160,867	79,957	—	—	2,774,365
Substandard	132	1,410	589	1,197	747	838	—	—	4,913
Total vehicle loans	1,090,503	893,914	332,675	219,777	161,614	80,795	—	—	2,779,278
Vehicle current period charge-offs	(96)	(1,985)	(1,674)	(1,593)	(1,127)	(989)	—	—	(7,464)
Consumer loans
Pass	28,441	19,755	10,627	4,712	1,259	2,874	70,055	432	138,155
Substandard	1	23	36	28	2	2	481	77	650
Total consumer loans	28,442	19,778	10,663	4,740	1,261	2,876	70,536	509	138,805
Consumer loan current period charge-offs	(1,399)	(803)	(702)	(501)	(231)	(1,059)	(25)	(11)	(4,731)
Total Personal Banking	1,349,336	1,057,972	402,283	457,154	789,429	2,383,884	898,534	60,254	7,398,846
Commercial Banking:
Commercial real estate loans
Pass	218,485	182,018	217,478	222,227	299,143	931,938	28,359	8,165	2,107,813
Special mention	—	15,584	31,034	32,386	13,553	40,774	598	—	133,929
Substandard	3,732	5,832	17,912	35,641	79,542	171,775	2,378	797	317,609
Total commercial real estate loans	222,217	203,434	266,424	290,254	392,238	1,144,487	31,335	8,962	2,559,351
Commercial real estate current period charge-offs	—	—	—	(61)	(823)	(1,652)	—	—	(2,536)
Commercial real estate loans - owner occupied
Pass	22,823	57,834	29,751	27,962	17,240	173,502	1,473	—	330,585
Special mention	—	6,702	1,390	1,664	957	3,102	819	—	14,634
Substandard	2,895	—	6,515	1,138	4,561	5,992	5,221	709	27,031
Total commercial real estate loans - owner occupied	25,718	64,536	37,656	30,764	22,758	182,596	7,513	709	372,250
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(301)	—	—	(301)
Commercial and industrial loans
Pass	845,117	660,290	381,732	191,773	141,636	71,919	621,179	1,420	2,915,066
Special mention	—	4,412	14,381	7,889	1,857	75	19,155	2	47,771
Substandard	4,098	13,538	23,742	8,005	6,315	6,353	35,034	1,589	98,674
Doubtful		—	1,088	—	—	—	250	—	1,338
Total commercial and industrial loans	849,215	678,240	420,943	207,667	149,808	78,347	675,618	3,011	3,062,849
Commercial and industrial current period charge-offs	—	(116)	(645)	(900)	(786)	(485)	(664)	(69)	(3,665)
Total Commercial Banking	1,097,150	946,210	725,023	528,685	564,804	1,405,430	714,466	12,682	5,994,450

Total loans	$2,446,486	2,004,182	1,127,306	985,839	1,354,233	3,789,314	1,613,000	72,936	13,393,296
For the nine months ended September 30, 2026, $19 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$65,511	41,435	216,600	607,377	709,122	1,448,488	—	—	3,088,533
Substandard	—	—	729	2,363	2,760	6,395	—	—	12,247
Total residential mortgage loans	65,511	41,435	217,329	609,740	711,882	1,454,883	—	—	3,100,780
Residential mortgage current period charge-offs	—	—	(51)	(447)	(55)	(623)	(50)	—	(1,226)
Home equity loans
Pass	99,444	26,377	47,301	71,086	71,038	290,393	840,879	57,259	1,503,777
Substandard	—	—	47	255	—	1,168	1,441	844	3,755
Total home equity loans	99,444	26,377	47,348	71,341	71,038	291,561	842,320	58,103	1,507,532
Home equity current period charge-offs	—	(85)	(13)	(219)	(98)	(399)	(545)	(221)	(1,580)
Vehicle loans
Pass	1,157,146	477,435	335,622	281,604	111,302	58,034	—	—	2,421,143
Substandard	537	1,169	1,455	1,128	735	469	—	—	5,493
Total vehicle loans	1,157,683	478,604	337,077	282,732	112,037	58,503	—	—	2,426,636
Vehicle current period charge-offs	(527)	(1,663)	(2,159)	(2,129)	(1,205)	(1,145)	—	—	(8,828)
Consumer loans
Pass	34,396	17,034	8,244	3,117	1,063	3,128	68,963	489	136,434
Substandard	16	72	32	8	9	—	603	80	820
Total consumer loans	34,412	17,106	8,276	3,125	1,072	3,128	69,566	569	137,254
Consumer loan current period charge-offs	(2,488)	(872)	(805)	(500)	(313)	(1,206)	(166)	(91)	(6,441)
Total Personal Banking	1,357,050	563,522	610,030	966,938	896,029	1,808,075	911,886	58,672	7,172,202
Commercial Banking:
Commercial real estate loans
Pass	192,876	280,328	304,567	406,936	275,080	973,846	37,133	11,234	2,482,000
Special Mention	1,738	5,933	23,540	28,030	41,409	27,177	639	—	128,466
Substandard	886	29,241	22,868	81,445	55,020	112,043	1,942	1,785	305,230
Total commercial real estate loans	195,500	315,502	350,975	516,411	371,509	1,113,066	39,714	13,019	2,915,696
Commercial real estate current period charge-offs	—	(3)	(73)	(2,009)	(30)	(11,847)	(15)	(173)	(14,150)
Commercial real estate loans - owner occupied
Pass	59,948	34,150	28,382	17,798	54,818	134,942	5,764	—	335,802
Special Mention	—	—	—	—	615	2,508	—	—	3,123
Substandard	—	3,758	1,720	3,614	3,359	26,925	1,963	942	42,281
Total commercial real estate loans - owner occupied	59,948	37,908	30,102	21,412	58,792	164,375	7,727	942	381,206
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(336)	—	—	(336)
Commercial and industrial loans
Pass	741,190	531,151	246,591	210,899	35,114	55,116	569,922	2,847	2,392,830
Special Mention	187	21,007	7,883	976	426	107	31,262	4	61,852
Substandard	3,840	12,765	20,440	5,698	5,141	6,185	27,886	1,575	83,530
Total commercial and industrial loans	745,217	564,923	274,914	217,573	40,681	61,408	629,070	4,426	2,538,212
Commercial and industrial current period charge-offs	—	(128)	(489)	(2,986)	(230)	(1,493)	(310)	(1,459)	(7,095)
Total Commercial Banking	1,000,665	918,333	655,991	755,396	470,982	1,338,849	676,511	18,387	5,835,114

Total loans	$2,357,715	1,481,855	1,266,021	1,722,334	1,367,011	3,146,924	1,588,397	77,059	13,007,316
For the year ended December 31, 2025, $16 million of revolving loans were converted to term loans.

(5)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Amortizable intangible assets:
Core deposit intangibles - gross	$116,899	74,899
Acquisitions	—	42,000
Less: accumulated amortization	(83,657)	(77,232)
Core deposit intangibles - net	$33,242	39,667
Total intangible assets - net	$33,242	39,667

The following table shows the actual aggregate amortization expense for the quarters and nine months ended September 30, 2026 and 2025, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2026	$2,070
For the quarter ended September 30, 2025	1,974
For the nine months ended September 30, 2026	6,425
For the nine months ended September 30, 2025	2,914
For the year ending December 31, 2026	8,473
For the year ending December 31, 2027	7,073
For the year ending December 31, 2028	5,936
For the year ending December 31, 2029	5,102
For the year ending December 31, 2030	4,269
For the year ending December 31, 2031	3,685

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2025	$444,330
September 30, 2026 (1)	$444,997
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

(6)    Borrowings

(a)    Borrowed Funds

Borrowed funds at September 30, 2026 and December 31, 2025 are presented in the following table (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$525,000	4.18%	$332,569	3.99%
Term notes payable to the FHLB of Pittsburgh, due in more than one year	55,247	3.92%	105,482	4.09%
Total term notes payable to the FHLB	580,247		438,051
Revolving line of credit, FHLB of Pittsburgh	206,400	4.20%	—	—%
Collateralized borrowings, due within one year	68	2.85%	8,232	1.55%
Total borrowed funds	$786,715		$446,283

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At September 30, 2026, the carrying value of these loans was $6.6 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. There was a $206 million and a $0 million balance on the revolving line of credit at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, collateralized borrowings due within one year were $68 thousand and $8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At September 30, 2026, the carrying value of the cash and securities used as collateral was $280 thousand.

At September 30, 2026 and December 31, 2025, term notes payable to the FHLB of Pittsburgh due within one year was $525 million and $333 million, respectively. At September 30, 2026 and December 31, 2025 term notes payable to the FHLB of Pittsburgh due in more than one year was $55 million and $105 million, respectively.

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

On September 15, 2026, the Company redeemed all of its outstanding subordinated notes. The notes were redeemed at a price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest through, but excluding, the redemption date. Following the redemption, no subordinated notes remained outstanding. For the nine months ended September 30, 2026 and September 30, 2025 total interest expense paid on the subordinated notes was $6 million and $4 million, respectively.

(c)    Junior Subordinated Debentures

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

	Maturity date	Interest rate	Capital debt securities	September 30, 2026	December 31, 2025
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,067	8,049
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,871	2,850
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	4,073	3,995
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	4,064	3,986
			$128,875	130,288	130,093
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the nine months ended September 30, 2026 and September 30, 2025 total interest expense paid on trust preferred securities was $6 million.

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time.

(7)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2026, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $60 million, of which $57 million is fully collateralized. At September 30, 2026, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $34 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $33 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $3 million at September 30, 2026. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

(8)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted EPS. The two-class method was used to determine basic EPS for the three and nine months ended September 30, 2026 and 2025 and the treasury stock method was used to determine diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator for earnings per share - Basic and Diluted:
Net income - treasury stock method - Basic and Diluted	$50,719	3,167	154,801	80,300
Less: Dividends and undistributed earnings allocated to participating securities	13	2	39	41
Net income available to common shareholders - two class method - Basic and Diluted	$50,706	3,165	154,762	80,259

Denominator for earnings per share - treasury stock method - Basic and Diluted
Weighted average common shares outstanding - Basic	146,438,163	140,667,671	146,305,601	131,947,911
Add: Potentially dilutive shares	1,022,400	507,845	856,119	752,606
Denominator for treasury stock method - Diluted	147,460,563	141,175,516	147,161,720	132,700,517

Denominator for earnings per share - two class method - Basic and Diluted:
Weighted average common shares outstanding - Basic	146,438,163	140,667,671	146,305,601	131,947,911
Add: Average participating shares outstanding	37,027	74,822	37,027	74,822
Denominator for two class method - Diluted	146,475,190	140,742,493	146,342,628	132,022,733

Basic earnings per share	$0.35	0.02	1.06	0.61

Diluted earnings per share	$0.34	0.02	1.05	0.61

Anti-dilutive awards (1)	1,225	1,981	1,494	1,981

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

(9)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$1,028	1,120	—	—
Interest cost	2,249	2,312	17	15
Expected return on plan assets	(3,302)	(3,290)	—	—
Amortization of prior service cost	—	(203)	—	—
Amortization of the net loss	(202)	(37)	21	7
Net periodic cost	$(227)	(98)	38	22

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$3,084	3,360	—	—
Interest cost	6,746	6,658	51	45
Expected return on plan assets	(9,905)	(9,268)	—	—
Amortization of prior service cost	—	(609)	—	—
Amortization of the net loss	(606)	(111)	62	21
Net periodic cost	$(681)	30	113	66

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2026 and December 31, 2025, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2026 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3	Netting Adjustments (1)
Financial assets:
Cash and cash equivalents	$223,310	223,310	223,310	—	—	—
Securities available-for-sale	1,751,568	1,751,568	—	1,751,568	—	—
Securities held-to-maturity	612,731	518,383	—	518,383	—	—
Loans receivable, net	13,243,670	12,637,708	—	—	12,637,708	—
Loans held-for-sale	8,374	8,374	—	—	8,374	—
Accrued interest receivable	59,783	59,783	59,783	—	—	—
Interest rate lock commitments	444	444	—	—	444	—
Forward commitments	6	6	—	6	—	—
Interest rate swaps not designated as hedging instruments	1,779	1,779	—	33,934	—	(32,155)
FHLB stock	51,439	51,439	—	—	—	—
Total financial assets	$15,953,104	15,252,794	283,093	2,303,891	12,646,526	(32,155)

Financial liabilities:
Savings and checking deposits	$11,477,068	11,477,068	11,477,068	—	—	—

Time deposits	2,797,970	2,804,048	—	—	2,804,048	—
Borrowed funds	786,715	784,393	816,493	—	—	(32,100)
Junior subordinated debentures	130,288	128,071	—	—	128,071	—
Interest rate swaps designated as hedging instruments	134	134	—	134	—	—
Interest rate swaps not designated as hedging instruments	33,880	33,880	—	33,935	—	(55)
Risk participation agreements	33	33	—	33	—	—
Accrued interest payable	7,616	7,616	7,616	—	—	—
Total financial liabilities	$15,233,704	15,235,243	12,301,177	34,102	2,932,119	(32,155)
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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2026 and December 31, 2025.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Netting Adjustments (1)	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	30,527	—	—	30,527
States and political subdivisions	—	62,018	—	—	62,018
Corporate	—	111,248	—	—	111,248
Total debt securities	—	203,793	—	—	203,793

Mortgage-backed securities:
GNMA	—	128,280	—	—	128,280
FNMA	—	146,267	—	—	146,267
FHLMC	—	206,206	—	—	206,206
Non-agency	—	2	—	—	2
Collateralized mortgage obligations:
GNMA	—	676,903	—	—	676,903
FNMA	—	93,748	—	—	93,748
FHLMC	—	296,369	—	—	296,369
Total mortgage-backed securities	—	1,547,775	—	—	1,547,775

Interest rate lock commitments	—	—	444	—	444
Forward commitments	—	6	—	—	6
Interest rate swaps not designated as hedging instruments	—	33,934	—	(32,155)	1,779
Total assets	$—	1,785,508	444	(32,155)	1,753,797

Interest rate swaps designated as hedging instruments	$—	134	—	—	134
Interest rate swaps not designated as hedging instruments	—	33,935	—	(55)	33,880
Risk participation agreements	—	33	—	—	33
Total liabilities	$—	34,102	—	(55)	34,047
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$673	933	617	342
Interest rate lock commitments:
Net activity	(229)	97	(173)	688
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$444	1,030	444	1,030

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed and real estate owned.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	36,713	36,713
Real estate owned, net	—	—	2,772	2,772
Total assets	$—	—	39,485	39,485

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2026 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$36,713	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned, net	2,772	Appraisal value (1)	Estimated cost to sell	15%

Interest rate lock commitment	444	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	93%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(11)    Derivative Financial Instruments

We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. The primary derivatives that we use are interest rate swaps, caps, collars and floors and foreign exchange contracts, which are entered into with counterparties that meet established credit standards. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements.

Derivatives Designated as Hedging Instruments

The Company had seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities spread over the next three years. Additionally, during the quarter ended September 30, 2026, the Company entered into two interest rate collars in order to hedge against interest rate risk associated with our loan portfolio with an aggregate value of $100 million over the next three years. Our risk management objective and strategy for these interest rate swaps and collars at such time was to reduce our exposure to variability in interest-related cashflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps and collars qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets or other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value.

As long as the hedge remains highly effective, the changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and any gain or loss is recognized immediately into earnings. Amounts reclassified into earnings are included in interest expense in the Consolidated Statement of Income. All of our cash flow hedges were highly effective as of September 30, 2026.

During the quarter ended September 30, 2026, the Company terminated the seven separate pay-fixed interest rate cash flow hedges, however, the forecasted transactions associated with the terminated hedges continue to be probable of occurring, therefore the amounts previously recorded in accumulated other comprehensive income will be reclassified into earnings during the periods in which the forecasted transactions affect earnings. At the time of the termination there was $363 thousand of net gains in accumulated other comprehensive income. The Company expects approximately $221 thousand of this amount to be reclassified as a reduction of interest expense during the next twelve months.

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

The following table presents information regarding our derivative financial instruments at the dates indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2026
Derivatives designated as hedging instruments:
Interest rate collars	$—	—	100,000	134
Derivatives not designated as hedging instruments:
Interest rate swap agreements	914,873	33,934	914,873	33,935
Interest rate lock commitments	14,182	444	—	—
Forward commitments	1,682	6	—	—
Risk participation agreements	—	—	119,665	33
Total Derivatives	$930,737	34,384	1,134,538	34,102

At December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap agreements	$50,000	51	125,000	1,280
Derivatives not designated as hedging instruments:
Interest rate swap agreements	912,021	25,155	912,021	25,366
Foreign exchange swap agreements	2,592	4	—	—
Interest rate lock commitments	24,772	617	—	—
Forward commitments	2,711	95	—	—
Risk participation agreements	—	—	117,582	27
Total derivatives	$992,096	25,922	1,154,603	26,673
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Hedging derivatives:
Decrease in interest expense	$108	302	122	889

Non-hedging swap derivatives:
Increase/(decrease) in other operating income	21	325	187	(287)
(Decrease)/increase in mortgage banking income	(297)	223	(381)	1,012

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended September 30, 2026 (dollars in thousands):

	Notional amount	Amount expected to be reclassified from AOCI	Maturity date	Remaining term (in months)
Interest rate collars/floors:
Issued September 9, 2026	$50,000	$—	9/9/2028	23
Issued September 16, 2026	50,000	—	9/15/2028	23
Total	$100,000	$—

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

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of September 30, 2026 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated statement of financial condition
Interest rate swaps - not hedging	33,934	(32,155)	1,779

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated statement of financial condition
Interest rate swaps - not hedging	33,935	(55)	33,880

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Statements of Financial Condition as of December 31, 2025 (dollars in thousands).

Derivative assets	Gross amounts of recognized assets	Gross amounts offset in the consolidated statement of financial condition	Net amounts of assets presented in the consolidated statement of financial condition
Interest rate swaps - hedging	$51	(51)	—
Interest rate swaps - not hedging	25,155	(13,380)	11,775

Derivative liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated statement of financial condition	Net amounts of liabilities presented in the consolidated of financial condition
Interest rate swaps - hedging	$1,280	(1,280)	—
Interest rate swaps - not hedging	25,366	(10,251)	15,115

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2026, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2026
	Unrealized losses on securities available-for-sale	Change in fair value of cash flow hedges	Change in defined benefit pension plans	Total
Balance as of June 30, 2026	$(109,390)	398	26,395	(82,597)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(58,819)	(196)	—	(59,015)
Amounts reclassified from accumulated other comprehensive income (2) (4)	(158)	—	(131)	(289)

Net other comprehensive loss	(58,977)	(196)	(131)	(59,304)

Balance as of September 30, 2026	$(168,367)	202	26,264	(141,901)

	For the quarter ended September 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of cash flow hedges	Change in defined benefit pension plans	Total
Balance as of June 30, 2025	$(112,959)	(752)	17,837	(95,874)

Other comprehensive income/(loss) before reclassification adjustments (5) (7)	8,820	(84)	—	8,736
Amounts reclassified from accumulated other comprehensive income (6) (8)	44	—	(168)	(124)

Net other comprehensive income/(loss)	8,864	(84)	(168)	8,612

Balance as of September 30, 2025	$(104,095)	(836)	17,669	(87,262)
(1)Consists of unrealized holding losses, net of tax of $21,101.
(2)Consists of realized gain, net of tax of $51.
(3)Change in fair value of interest rate swaps, net of tax $75.
(4)Consists of realized gains, net of tax of $50.
(5)Consists of unrealized holding gains, net of tax of ($2,826).
(6)Consists of realized losses, net of tax of ($13)
(7)Change in fair value of interest rate swaps, net of tax $32.
(8)Consists of realized gains, net of tax of $64.

	For the nine months ended September 30, 2026
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2025	$(96,126)	(891)	26,326	(70,691)

Other comprehensive (loss)/income before reclassification adjustments (1) (3) (4)	(71,413)	1,093	331	(69,989)
Amounts reclassified from accumulated other comprehensive income (2) (5)	(828)	—	(393)	(1,221)

Net other comprehensive (loss)/income	(72,241)	1,093	(62)	(71,210)

Balance as of September 30, 2026	$(168,367)	202	26,264	(141,901)

	For the nine months ended September 30, 2025
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2024	$(130,248)	1,159	18,175	(110,914)

Other comprehensive income/(loss) before reclassification adjustments (6) (8)	26,108	(1,995)	—	24,113
Amounts reclassified from accumulated other comprehensive income (7) (9)	45	—	(506)	(461)

Net other comprehensive income/(loss)	26,153	(1,995)	(506)	23,652

Balance as of September 30, 2025	$(104,095)	(836)	17,669	(87,262)
(1)Consists of unrealized holding losses, net of tax of $26,228.
(2)Consists of realized gains, net of tax of $267.
(3)Change in fair value of interest rate swaps, net of tax ($415).
(4)Consists of unrealized gains, net of tax of ($125).
(5)Consists of realized gains, net of tax of $151.
(6)Consists of unrealized holding gains, net of tax ($8,489).
(7)Consists of realized losses, net of tax ($13).
(8)Change in fair value of interest rate swaps, net of tax $655.
(9)Consists of realized gains, net of tax of $191.

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

	Banking Segment
	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest income	$210,171	194,678	616,861	546,843
Reconciliation of revenue
Service charges and fees	17,935	16,911	51,961	47,695
Trust and other financial services income	10,108	8,040	28,175	23,898
Other revenue (1)	7,884	7,247	22,602	19,898
Consolidated revenues	$246,098	226,876	719,599	638,334

Less:
Interest expense	61,221	58,704	178,491	163,607
Segment net interest income and noninterest income	$184,877	168,172	541,108	474,727
Less:
Provision for credit losses	9,116	31,205	20,122	47,860
Compensation and employee benefits	63,931	63,014	185,737	172,767
Processing expenses	17,452	15,072	51,206	42,035
Premises and occupancy costs	8,943	7,707	27,300	23,229
Professional services	3,094	3,010	10,107	9,756
Office operations	3,651	3,495	11,186	9,382
Federal deposit insurance premiums	3,169	3,361	5,773	7,985
Other segment items (2)	8,731	37,839	25,983	57,621
Income tax expense	16,071	302	48,893	23,792
Segment net income/consolidated net income	$50,719	3,167	154,801	80,300
(1)    Other revenues include gain/(loss) on sale of investments, gain on sale of SBA loans, gain on real estate owned, income from bank owned life insurance, mortgage banking income and other operating income.
(2)    Other segment items include expenses for collections, marketing, amortization of intangibles, merger, asset disposition and restructuring and other operating expense.

	Banking Segment
	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Other segment disclosures
Interest income	$210,171	194,678	616,861	546,843
Interest expense	61,221	58,704	178,491	163,607
Depreciation	3,389	1,147	9,721	6,667
Amortization	2,070	1,974	6,425	2,914
Other significant noncash items:
Provision for credit losses	9,116	31,205	20,122	47,860
Segment assets	17,309,859	16,381,009	17,309,859	16,381,009
Expenditures for segment assets	7,819	3,648	17,683	9,099

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this document may contain certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management’s analysis only as of the date of this report. We expressly disclaim any obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, unless required by law.

     Important factors that might cause such a difference include, but are not limited to:

•    inflation and changes in the interest rate environment that reduce our margins, our loan origination, or the fair value of financial instruments;
•    changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally;
•    changes in laws, regulations or supervision, examination and enforcement priorities affecting financial institutions, including as part of the regulatory reform agenda of the Trump administration or in light of Congressional oversight and priorities, as well as changes in regulatory fees and capital requirements;
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
•volatility in fuel prices and resulting macroeconomic impacts;
•    developments in the Middle East;
•    adverse changes in the securities and credit markets;
•    instability or breakdown in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil;
•    cyber-security concerns, including an interruption or breach in the security of our website or other information systems and increased risks due to artificial intelligence used by us or our customers;
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
•    the effect of global or national war, geopolitical uncertainty, conflict, or terrorism;
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

The Penns Woods results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s third quarter 2026 results reflect increased levels of average balances, net interest income, and noninterest expense compared to the third quarter 2025 results. After purchase accounting fair value adjustments, the acquisition added $2.2 billion of total assets, including $1.8 billion of loans, $160 million of investments, of which $82 million were immediately sold, as well as $2.0 billion of total liabilities, primarily consisting of $1.6 billion in deposits. The Company recorded goodwill of $64 million and core deposit intangibles of $42 million related to the acquisition.

Comparison of Financial Condition

Total assets at September 30, 2026 were $17.3 billion, an increase of $543 million from December 31, 2025. A discussion of significant changes follows.

Cash and cash equivalents decreased by $10 million, or 4%, to $223 million at September 30, 2026, from $234 million at December 31, 2025 due to growth in our loans and securities exceeding the growth in deposits and borrowings.

Total marketable securities increased to $2.4 billion at September 30, 2026, increasing by $95 million, or 4%, from December 31, 2025. Available-for-sale securities increased by $165 million, this was driven by the purchase of additional securities. Held-to-maturity securities declined $71 million, driven by maturities and recurring monthly cash flows.

Gross loans receivable was $13.4 billion at September 30, 2026, increasing $386 million from December 31, 2025. This increase is attributed to net growth of commercial and industrial (C&I) and vehicle loans. Our total personal banking loan portfolio increased by $227 million, to $7.4 billion at September 30, 2026, while our total commercial banking loans increased by $159 million, to $6.0 billion at September 30, 2026.

The following table provides the various loan sectors in our commercial real estate portfolio at September 30, 2026:

Property type	Percent of portfolio
Retail Building	12.9%
5 or more unit dwelling	11.6
Manufacturing & industrial building	8.4
Commercial office building - non-owner occupied	8.3
Nursing Home	5.7
Single family dwelling	5.6
Residential acquisition & development - 1-4 family, townhouses and apartments	4.6
2-4 family	4.2
Multi-use building - office and warehouse	3.8
Commercial office building - owner occupied	3.5
Warehouse/storage building	3.2
Hotel/motel	3.0
Student housing	2.4
Other medical facility	2.3
Multi-use building - commercial, retail and residential	2.2
All other	18.3
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at September 30, 2026:

State	Percent of portfolio
Pennsylvania	45.7%
New York	23.7
Ohio	12.7
Indiana	4.7
Massachusetts	1.9
All other	11.3
Total	100.0%

Total deposits increased by $332 million, to $14.3 billion at September 30, 2026, from $13.9 billion at December 31, 2025. This increase was driven primarily by an increase in the balance of money market and savings deposits of $290 million and $72 million, respectively, partly due to customers shifting funds to these products as their time deposits matured. This is partially offset by a decrease in time deposits of $119 million.

As of September 30, 2026, we had $272 million of brokered deposits, which made up 9% of our time deposits and 2% of our total deposit balance at quarter end. As of December 31, 2025, we had $193 million of brokered deposits, which made up 7% of our time deposits and 1% of our total deposit balance at year end. The brokered deposits had an average original term of 5 and 8.5 months, respectively.

In addition, we had $1.0 billion and $941 million of deposits through our participation in the IntraFi Network Deposits and R&T Insured Deposit programs as of September 30, 2026 and December 31, 2025, respectively. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest Bank receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.41% as of September 30, 2026 and 3.00% as of December 31, 2025.

At September 30, 2026 and December 31, 2025, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $2.2 billion and $1.9 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of September 30, 2026
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$4,084,262	28.6%	6,330
Less intercompany deposit accounts	1,445,562	10.1%	12
Less collateralized deposit accounts	446,859	3.1%	253
Uninsured deposits excluding intercompany and collateralized accounts	$2,191,841	15.4%	6,065
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $236 million, or 1.7% of total deposits, as of September 30, 2026. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $443 million, or 3.1%, of total deposits, as of September 30, 2026. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $361,392 as of September 30, 2026.

Total shareholders’ equity increased to $1.9 billion, or $12.91 per share, at September 30, 2026 compared to $12.94 per share at December 31, 2025, increasing by $2 million in the current year.  The increase was the result of year-to-date earnings of $155 million, partially offset by $88 million of cash dividend payments and an increase in accumulated other comprehensive loss of $71 million, or 101%, due to an increase in unrealized loss in the available-for-sale investment portfolio.

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

	At September 30, 2026
	Actual		Minimum capital requirements (1)		Well capitalized requirements (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,872,934	14.39%	$1,366,801	10.50%	$1,301,715	10.00%
Northwest Bank	1,730,716	13.32%	1,363,816	10.50%	1,298,873	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,583,750	12.17%	1,106,458	8.50%	781,029	6.00%
Northwest Bank	1,568,182	12.07%	1,104,042	8.50%	1,039,098	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,583,750	12.17%	911,200	7.00%	N/A	N/A
Northwest Bank	1,568,182	12.07%	909,211	7.00%	844,267	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,583,750	9.40%	674,144	4.00%	N/A	N/A
Northwest Bank	1,568,182	9.31%	673,791	4.00%	842,239	5.00%
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

Liquidity

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at September 30, 2026 was 20.09% compared to 18.44% as of December 31, 2025. Northwest Bank adjusts liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2026, Northwest had $4.8 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had a drawn balance of $206 million as of September 30, 2026, as well as $2.1 billion of borrowing capacity available with the Federal Reserve Bank and $419 million with five correspondent banks.

Dividends

We paid $30 million in cash dividends during the quarter ended September 30, 2026 compared to $29 million for the quarter ended September 30, 2025. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for the quarters ended September 30, 2026 and 2025 was 58.8% and 1000.0%, respectively, on dividends of $0.20 per share. On October 22, 2026, the Board of Directors declared a cash dividend of $0.20 per share payable on November 17, 2026 to shareholders of record as of November 5, 2026. This represents the 128th consecutive quarter we have paid a cash dividend.

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

	September 30, 2026	December 31, 2025
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$10,901	10,001
Home equity loans	5,014	2,492
Vehicle loans	3,606	4,098
Other consumer loans	618	795
Commercial real estate loans	15,339	31,723
Commercial real estate - owner occupied	605	1,022
Commercial and industrial loans	11,945	16,269
Total loans 90 days or more past due	$48,028	66,400
Total real estate owned (REO)	$2,772	76
Total loans 90 days or more past due and REO	50,800	66,476
Total loans 90 days or more past due to net loans receivable	0.36%	0.52%
Total loans 90 days or more past due and REO to total assets	0.29%	0.40%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	49,394	65,753
Nonaccrual loans - loans less than 90 days past due	49,293	41,530
Loans 90 days or more past due still accruing	484	646
Total nonperforming loans	99,171	107,929
Total nonperforming assets	$101,943	$108,005
Total nonaccrual loans to total loans	0.74%	0.82%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2026, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $1 million to $150 million, or 1.12% of total loans at September 30, 2026, which is a slight decrease from 1.15% at December 31, 2025. This decrease was primarily driven by our loan portfolio mix. The provision for credit losses for the quarter ended September 30, 2026 was $9 million, driven by growth in our commercial lending portfolio, including unfunded commitments, compared to $31 million for the quarter ended September 30, 2025, primarily driven by the Day 1 initial provision from the Penns Woods acquisition of $20.6 million.

Total classified loans increased by $16 million to $469 million at September 30, 2026 compared to $453 million at December 31, 2025. This increase was driven by an increase in classified loans within our commercial real estate portfolio which increased $15 million driven by acquired loans to borrowers whose updated financial statements indicated financial deterioration.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $99 million at September 30, 2026 decreased by $9 million, or 8%, from $107 million at December 31, 2025, or 0.74% of total loans receivable as of September 30, 2026 and 0.82% of total loans receivable as of December 31, 2025. As a percentage of average loans, annualized net charge-offs were 0.15% for the three months ended September 30, 2026 compared to 0.25% for the year ended December 31, 2025.

Comparison of Operating Results for the Quarters Ended September 30, 2026 and 2025

The following chart provides a reconciliation of net income from the quarter ended September 30, 2025 to the quarter ended September 30, 2026 (dollars in thousands):

Net income for the quarter ended September 30, 2026 was $51 million, or $0.34 per diluted share, an increase of $48 million, from net income of $3 million, or $0.02 per diluted share, for the quarter ended September 30, 2025. This increase in net income resulted primarily from a decrease in noninterest expense of $25 million, which was driven by the decrease in acquisition expense of $31 million, and a decrease in provision for credit losses of $22 million, primarily driven by the Day 1 initial provision from the Penns Woods acquisition of $20.6 million in the prior year. This was offset by an increase in income tax expense of $16 million which was driven by change in income before income taxes. Net income for the quarter ended September 30, 2026 represents annualized returns on average equity and average assets of 10.42% and 1.18%, respectively, compared to 0.69% and 0.08% for the same quarter last year.

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

Net Interest Income

Net Interest Income (FTE)
$136,944
$143,201
$143,348
$147,773
$149,790
3.65%
3.69%
3.70%
3.75%
3.70%
3Q25
4Q25
1Q26
2Q26
3Q26
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income for the third quarter of 2026 was $149 million which increased $13 million, or 10%, from the third quarter of 2025. Net interest income (FTE) was $150 million for the quarter ended September 30, 2026 and net interest margin (FTE) was 3.70%. Compared to the same quarter of the prior year, net interest income (FTE) increased $13 million and net interest margin (FTE) increased by five basis points. The increase in net interest income (FTE) and net interest margin (FTE) was primarily driven by a higher average balance of earnings assets and interest bearing liabilities acquired from the Penns Woods acquisition.

Average Loans
$12,568
$12,982
$13,084
$13,094
$13,302
5.63%
5.65%
5.62%
5.61%
5.59%
3Q25
4Q25
1Q26
2Q26
3Q26
Average loans (in millions)
Yield on average total loans (FTE)

Average Investments
$2,112
$2,201
$2,467
$2,532
$2,605
2.81%
2.98%
3.17%
3.27%
3.34%
3Q25
4Q25
1Q26
2Q26
3Q26
Average investments (in millions)
Yield on average total investments (FTE)

Average Deposits
$13,297
$13,771
$14,047
$14,134
$14,140
1.55%
1.53%
1.48%
1.43%
1.44%
3Q25
4Q25
1Q26
2Q26
3Q26
Average deposits (in millions)
Cost on average total deposits

Average Borrowings
$347
$355
$405
$379
$618
3.84%
3.83%
3.88%
3.96%
3.94%
3Q25
4Q25
1Q26
2Q26
3Q26
Average borrowings (in millions)
Cost on average total borrowings

Average loans receivable increased $734 million, or 6%, from the quarter ended September 30, 2025. This increase was driven by the acquisition of Penns Woods which resulted in an additional $1.8 billion in loans. Interest income on loans receivable increased by $9 million, or 5%, from the same quarter in the prior year driven by the Penns Woods acquisition.

Average investments increased 23% from the third quarter of 2025 driven by a targeted increase in the overall securities portfolio. Interest income on investment securities increased by $7 million, or 48%, from the quarter ended September 30, 2025. The increase is due to the increase in the average balance of investments and the increase in average yield on investments (FTE) to 3.34% for the quarter ended September 30, 2026.

Average deposits grew 6% from the quarter ended September 30, 2025 driven by deposits acquired from the Penns Woods merger. Our average money market, interest-bearing checking, and noninterest-bearing checking accounts grew by $410 million, $178 million, $170 million respectively, from the quarter ended September 30, 2025 primarily due to the acquisition. Interest expense on deposits decreased by $1 million, or 1% from the quarter ended September 30, 2025, primarily attributable to an increase in average balance of deposits partially offset by lower cost of funds.

Compared to the quarter ended September 30, 2025, average borrowings saw a 78% increase. This increase was attributable to the acquisition of long-term borrowings from Penns Woods coupled with average loan and investment growth exceeding the rate of average deposit growth. The increase in the average balance of borrowings resulted in an increase in interest expense on borrowings of $3 million from the quarter ended September 30, 2025.

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

	Quarter ended September 30,
	2026			2025
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,003,745	30,494	4.06%	$3,160,008	31,386	3.97%
Home equity loans	1,490,806	22,127	5.89%	1,421,717	21,080	5.88%
Consumer loans	2,798,690	38,147	5.41%	2,330,173	32,729	5.57%
Commercial real estate loans	3,028,012	47,304	6.11%	3,377,740	51,761	6.00%
Commercial and industrial loans	2,981,025	49,361	6.48%	2,278,859	41,519	7.13%
Loans receivable (a) (b) (d) (includes FTE adjustments of $683 and $752, respectively)	13,302,278	187,433	5.59%	12,568,497	178,475	5.63%
Mortgage-backed securities (c)	2,301,769	19,001	3.30%	1,810,209	12,668	2.80%
Investment securities (c) (d) (includes FTE adjustments of $157 and $218, respectively)	303,130	2,741	3.62%	301,719	2,153	2.85%
FHLB stock, at cost	44,956	1,061	9.36%	30,434	652	8.51%
Other interest-earning deposits	93,723	775	3.24%	164,131	1,700	4.05%
Total interest-earning assets (includes FTE adjustments of $840 and $970, respectively)	16,045,856	211,011	5.22%	14,874,990	195,648	5.22%
Noninterest-earning assets (e)	1,076,642			1,067,450
Total assets	$17,122,498			$15,942,440

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,447,880	6,918	1.12%	$2,343,137	6,679	1.13%
Interest-bearing demand deposits	2,960,536	8,505	1.14%	2,782,369	8,258	1.18%
Money market deposit accounts	2,802,942	13,828	1.96%	2,392,748	11,785	1.95%
Time deposits	2,799,072	22,047	3.12%	2,818,526	25,158	3.54%
Total interest-bearing deposits (g)	11,010,430	51,298	1.85%	10,336,780	51,880	1.99%
Borrowed funds (f)	617,533	6,128	3.94%	347,357	3,366	3.84%
Subordinated debentures	94,835	1,862	7.68%	114,745	1,335	4.65%
Junior subordinated debentures	130,245	1,933	5.81%	129,986	2,123	6.39%
Total interest-bearing liabilities	11,853,043	61,221	2.05%	10,928,868	58,704	2.13%
Noninterest-bearing demand deposits (g)	3,129,524			2,959,871
Noninterest-bearing liabilities	208,586			244,306
Total liabilities	15,191,153			14,133,045
Shareholders’ equity	1,931,345			1,809,395
Total liabilities and shareholders’ equity	$17,122,498			$15,942,440
Net interest income (FTE)/Interest rate spread (FTE) (d)		149,790	3.17%		136,944	3.09%
Net interest-earning assets/Net interest margin (FTE)	$4,192,813		3.70%	$3,946,122		3.65%
Tax equivalent adjustment (d)		840			970
Net interest income, GAAP basis		148,950			135,974
Ratio of interest-earning assets to interest- bearing liabilities	1.35X			1.36X
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
(g)Average cost of deposits were 1.44% and 1.55%, respectively.
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

	For the quarter ended September 30, 2026 vs. 2025
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(1,381)	10,339	8,958
Mortgage-backed securities	2,275	4,058	6,333
Investment securities	575	13	588
FHLB stock, at cost	66	343	409
Other interest-earning deposits	(343)	(582)	(925)
Total interest-earning assets	1,192	14,171	15,363

Interest-bearing liabilities:
Savings deposits	(57)	296	239
Interest-bearing demand deposits	(265)	512	247
Money market deposit accounts	19	2,024	2,043
Time deposits	(2,958)	(153)	(3,111)
Borrowed funds	81	2,681	2,762
Subordinated debt	918	(391)	527
Junior subordinated debentures	(194)	4	(190)
Total interest-bearing liabilities	(2,456)	4,973	2,517

Net change in net interest income (FTE)	$3,648	9,198	12,846

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

	Nine months ended September 30,
	2026			2025
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,037,212	91,308	4.01%	$3,135,705	91,758	3.90%
Home equity loans	1,495,315	65,437	5.85%	1,236,733	53,509	5.78%
Consumer loans	2,663,316	108,481	5.45%	2,118,568	87,650	5.53%
Commercial real estate loans	3,166,082	147,933	6.16%	3,033,193	151,726	6.60%
Commercial and industrial loans	2,798,992	138,610	6.53%	2,145,555	114,818	7.06%
Loans receivable (a) (b) (d) (includes FTE adjustments of $2,001 and $2,186, respectively)	13,160,917	551,769	5.61%	11,669,754	499,461	5.72%
Mortgage-backed securities (c)	2,228,326	54,024	3.23%	1,791,479	36,552	2.72%
Investment securities (c) (d) (includes FTE adjustments of $540 and $529, respectively)	306,677	7,960	3.46%	277,338	5,420	2.61%
FHLB stock, at cost	38,563	2,567	8.90%	23,080	1,336	7.74%
Other interest-earning deposits	125,197	3,082	3.25%	209,320	6,789	4.28%
Total interest-earning assets (includes FTE adjustments of $2,541 and $2,715, respectively)	15,859,680	619,402	5.22%	13,970,971	549,558	5.26%
Noninterest-earning assets (e)	1,081,020			972,376
Total assets	$16,940,700			$14,943,347

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,430,620	19,521	1.07%	$2,250,418	19,653	1.17%
Interest-bearing demand deposits	2,977,822	25,667	1.15%	2,662,521	22,513	1.13%
Money market deposit accounts	2,714,331	38,680	1.91%	2,200,063	30,748	1.87%
Time deposits	2,882,195	68,897	3.20%	2,683,081	73,117	3.64%
Total interesting-bearing deposits (g)	11,004,968	152,765	1.86%	9,796,083	146,031	1.99%
Borrowed funds (f)	467,894	13,744	3.93%	260,392	7,618	3.91%
Subordinated debentures	108,072	6,266	7.65%	114,661	3,631	4.22%
Junior subordinated debentures	130,183	5,716	5.79%	129,922	6,327	6.42%
Total interest-bearing liabilities	11,711,117	178,491	2.04%	10,301,058	163,607	2.12%
Noninterest-bearing demand deposits (g)	3,102,212			2,721,350
Noninterest-bearing liabilities	214,804			232,909
Total liabilities	15,028,133			13,255,317
Shareholders’ equity	1,912,567			1,688,030
Total liabilities and shareholders’ equity	$16,940,700			$14,943,347

Net interest income (FTE)/Interest rate spread (FTE) (d)		440,911	3.18%		385,951	3.14%

Net interest-earning assets/Net interest margin (FTE)	$4,148,563		3.72%	$3,669,913		3.69%

Tax equivalent adjustment (d)		2,541			2,715
Net interest income, GAAP basis		438,370			383,236

Ratio of interest-earning assets to interest-bearing liabilities	1.35X			1.36X
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
(g)Average cost of deposits were 1.45% and 1.56%, respectively.
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

	For the nine months ended September 30, 2026 vs. 2025
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(10,209)	62,517	52,308
Mortgage-backed securities	6,881	10,591	17,472
Investment securities	1,779	761	2,540
FHLB stock, at cost	198	1,033	1,231
Other interest-earning deposits	(1,664)	(2,043)	(3,707)
Total interest-earning assets	(3,015)	72,859	69,844

Interest-bearing liabilities:
Savings deposits	(1,579)	1,447	(132)
Interest-bearing demand deposits	436	2,718	3,154
Money market deposit accounts	604	7,328	7,932
Time deposits	(8,980)	4,760	(4,220)
Borrowed funds	31	6,095	6,126
Subordinated debt	3,017	(382)	2,635
Junior subordinated debentures	(622)	11	(611)
Total interest-bearing liabilities	(7,093)	21,977	14,884

Net change in net interest income (FTE)	$4,078	50,882	54,960

Provision for Credit Losses

	3Q25	4Q25	1Q26	2Q26	3Q26
Provision for credit losses - loans (in thousands)	$31,394	5,743	4,954	4,280	5,220
Provision/(benefit) for credit losses - unfunded commitments (in thousands)	(189)	1,981	(585)	2,357	3,896
Annualized net charge-offs to average loans	0.29%	0.40%	0.16%	0.15%	0.15%

The provision for credit losses decreased by $22 million from the quarter ended September 30, 2025. This decrease included a $26 million decrease in the provision for credit losses - loans, as well as a $4 million increase in the provision for credit losses - unfunded commitments. The current year provision was driven by growth in our commercial lending portfolio. The prior year provision for credit losses - loans was driven by the initial Day 1 provision from the Penns Woods acquisition of $20.6 million. Excluding the Day 1 provision for credit losses from the acquisition, the provision for credit losses for the quarter ended September 30, 2025 was $10.5 million, which was driven by an increase in net charge offs coupled with an increase due to individually assessed loans. This increase in provision for unfunded was due to growth in our undrawn commitments.

Additionally, the Company saw an increase in classified loans of $16 million to $469 million, or 3.50% of total loans, at September 30, 2026 compared to $453 million , or 3.49% of total loans, at December 31, 2025. This increase was driven by an increase in classified loans within our commercial real estate portfolio which increased $15 million driven by acquired loans to borrowers whose updated financial statements indicated financial deterioration.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is appropriate, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2026.

Noninterest Income

Breakdown of Noninterest Income for Third Quarter 2026

3%
13%
6%
50%
28%
Gain on sale of SBA loans
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest Income
$32,198
$37,777
$32,582
$34,229
$35,927
19%
21%
19%
19%
19%
3Q25
4Q25
1Q26
2Q26
3Q26
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes gain on sale of investments, gain on real estate owned, net, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income for the quarter ended September 30, 2026 was $36 million, an increase of $4 million from the quarter ended September 30, 2025, driven by an increase $1 million in service charges and fees driven by deposit related fees based on customer activity related to the Penns Woods acquisition and a $2 million increase in trust and other financial services income driven by an increase in our wealth management business.

Noninterest income for the nine months ended September 30, 2026 was $103 million, an increase of $11 million from the nine months ended September 30, 2025, driven by an increase of $4 million in service charges and fees and a $4 million increase in trust and other financial services income driven by the same factors discussed above.

Noninterest Expense

Breakdown of Noninterest Expense for Third Quarter 2026

15%
3%
16%
8%
59%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest Expense (in thousands)
$133,498
$113,521
$104,038
$104,283
$108,971
3Q25
4Q25
1Q26
2Q26
3Q26

(a) Other noninterest expense includes office operations, collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense decreased by $25 million, or 18%, from the quarter ended September 30, 2025 and $5 million, or 2% from the nine months ended September 30, 2025. The decrease from the prior year quarter was primarily attributable a decrease in acquisition expense of $31 million to $238 thousand for the quarter ended September 30, 2026 driven by the Penns Woods acquisition in the prior year. This decrease was partially offset by an increase in processing expenses of $2 million for the quarter ended September 30, 2026, and a $1 million increase in operating expense due to the addition of the Penns Woods branches to our footprint.

The decrease from the nine months ended September 30, 2025 was driven by decrease in acquisition expenses of $37 million and a decrease in FDIC insurance expense of $2 million related to prior period assessment rate changes. These decreases were partially offset by an increase in compensation and employee benefits expense of $13 million, due to the addition of Penns Woods employees, and an increase in processing expense of $9 million and in amortization in intangible expense of $4 million due to the addition of the Penns Woods branches to our footprint.

Income Taxes

The provision for income taxes increased by $16 million from the quarter ended September 30, 2025 and $25 million from the nine months ended September 30, 2025. These increases were driven by higher income before taxes, primarily resulting from increased interest income associated with the acquisition, which expanded our loan portfolio.

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

	Quarter ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025

Net interest income fully tax equivalent (FTE)
Net interest income (GAAP)	$148,950	146,938	142,482	142,166	135,974
Plus: Taxable-equivalent adjustment	840	835	866	1,035	970
Net interest income FTE	149,790	147,773	143,348	143,201	136,944

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price. We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities. We have attempted to limit our exposure to interest sensitivity by increasing core deposits, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also have the ability to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, we purchase shorter term investment securities and mortgage-backed securities. The Company may enter into interest rate derivative transactions designed to reduce our exposure to significant changes in market interest rates.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2026 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2026 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	2.0%	3.8%	5.6%	(1.4%)	(3.0%)	(5.3%)
Projected percentage increase/(decrease) in net income	4.6%	9.0%	13.1%	(3.2%)	(7.2%)	(12.6%)
Projected increase/(decrease) in return on average equity	4.5%	8.7%	12.7%	(3.0%)	(6.9%)	(12.1%)
Projected increase/(decrease) in earnings per share	$0.07	$0.13	$0.18	$(0.04)	$(0.09)	$(0.16)
Projected percentage increase/(decrease) in market value of equity	(2.0%)	(4.1%)	(6.2%)	2.0%	3.2%	3.1%

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.    OTHER INFORMATION

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On April 22, 2026, the Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50 million of its outstanding common shares over the next 24 months, which replaces the previous 2012 plan. During the quarter ended September 30, 2026, there were no shares of common stock repurchased and there is a maximum of $50 million remaining that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended September 30, 2026, no directors or officers of the Company, as defined in Section 16 of the Exchange Act, adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.        EXHIBITS

10.1	Restricted Stock Unit Award Agreement under the 2026 Equity Incentive Plan for Louis J. Torchio

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.
* Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 5, 2026	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 5, 2026	By:	/s/ Joseph D. Canfield Jr.
Joseph D. Canfield Jr.
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)